Form 10-Q
period 2008-09-30
Forex365, Inc.
filed 2008-11-21
CIK 1445229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2008

                         Commission File Number: 0-53436

                                 Forex365, Inc.
                                 --------------
             (Exact Name of Registrant as Specified in its Charter)

                Nevada                               85-0290243
                ------                               ----------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                                190 Lakeview Way
                              Vero Beach, FL 32963
                              --------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (772) 231-7544
                                 --------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
                                       ---
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]                  Accelerated filer          [ ]
Non-accelerated filer    [ ]                  Smaller reporting company  [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

As of November 5, 2008, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.


                                              TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements:                                                                                  1

          Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008                                  2

          Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (unaudited)            3

          Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 (unaudited)            4

          Notes to Financial Statements (unaudited)                                                              5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            18

Item 4T.  Controls and Procedures                                                                               18

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                                     19

Item 1A.  Risk Factors                                                                                          19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                           19

Item 3.   Defaults Upon Senior Securities                                                                       19

Item 4.   Submission of Matters to a Vote of Security Holders                                                   19

Item 5.   Other Information                                                                                     19

Item 6.   Exhibits                                                                                              20

          Signatures                                                                                            21


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Forex365, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                                 BALANCE SHEETS

                                                        September 30,     June 30,
                                                            2008            2008
                                                         (Unaudited)
                                                         -----------    -----------
                            ASSETS
                            ------

Current Assets:
  Cash                                                   $    14,401    $    21,429
                                                         -----------    -----------

    Total current assets                                      14,401         21,429
                                                         -----------    -----------

Total assets                                             $    14,401    $    21,429
                                                         ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

Current liabilities:
  Accounts payable - related parties                          12,500         12,500
  Accrued liabilities - related parties                        9,000           --
  Other accrued liabilities and payables                         100            265
                                                         -----------    -----------

    Total current liabilities                                 21,600         12,765
                                                         -----------    -----------

Total liabilities                                             21,600         12,765
                                                         -----------    -----------

Commitments and contingencies                                   --             --

Stockholders' equity (deficit):
  Preferred stock - $.001 par value; authorized
  10,000,000 shares, none issued                                --             --
  Common stock - $.001 par value; authorized
  200,000,000 shares, 24,857,647 shares issued and
  outstanding                                                 24,858         24,858
  Additional paid-in capital                               1,891,315      1,891,315
  Accumulated deficit                                     (1,923,372)    (1,907,509)
                                                         -----------    -----------
    Total stockholders' equity (deficit)                      (7,199)         8,664
                                                         -----------    -----------

Total liabilities and stockholders' equity (deficit)     $    14,401    $    21,429
                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2008            2007
                                                   (Unaudited)      (Unaudited)
                                                   ------------    ------------

Revenues                                           $       --      $       --

General and administrative expenses                      15,863          10,500
                                                   ------------    ------------

Loss from operations                                    (15,863)        (10,500)

Other income (expense)                                     --              --
                                                   ------------    ------------

Loss before provision for income taxes                  (15,863)        (10,500)

Income tax expense                                         --              --
                                                   ------------    ------------

Net (loss)                                         $    (15,863)   $    (10,500)
                                                   ============    ============


Net (loss) per common share:
  Basic                                            $       0.00    ($      0.01)
                                                   ============    ============
  Diluted                                          $       0.00    ($      0.01)
                                                   ============    ============


Weighted average number of shares outstanding:
  Basic                                              24,857,647       1,027,647
                                                   ============    ============
  Diluted                                            24,857,647       1,027,647
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                         For the Three Months Ended
                                                                September 30,
                                                         --------------------------
                                                              2008        2007
                                                          (Unaudited)  (Unaudited)
                                                         ------------  ------------

Cash Flows from Operating Activities:
  Net income (loss)                                         $(15,863)   $(10,500)

    Change in operating assets and liabilities:
      Accounts payable - related parties                        --        10,500
      Accrued liabilities - related parties                    9,000        --
      Accrued liabilities and payables                          (165)       --
                                                            --------    --------
      Net cash used in operating activities                   (7,028)       --
                                                            --------    --------

Cash Flows from Investing Activities:
                                                            --------    --------
      Net cash provided by (used in) investing activities       --          --
                                                            --------    --------

Cash Flows from Financing Activities:
                                                            --------    --------
      Net cash provided by (used in) financing activities       --          --
                                                            --------    --------

Net Change in Cash                                            (7,028)       --
Cash, at beginning of period                                  21,429        --
                                                            --------    --------
Cash, at end of period                                      $ 14,401    $   --
                                                            ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                  $   --      $   --
                                                            ========    ========
  Cash paid during the period for taxes                     $   --      $   --
                                                            ========    ========



   The accompanying notes are an integral part of these financial statements.

                                        4

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

Organization and Business

Forex365, Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 8, 1984 under the name Solar Age Industries, Inc. The Company's principal business activity was the manufacture and sale of solar air and water heating devices. As of January 1986, the federal energy credits and most state energy credits expired which severely impacted on the Company's ability to market its products, resulting in a substantial loss to the Company for the first two calendar quarters of 1986. The Company attempted to diversify its operation, but because of the continuing substantial financial loses sustained by the Company, it was forced to file a Chapter 11 petition under the Bankruptcy Code District of New Mexico. In late 1987, the Company filed its plan of reorganization, which was approved by the Bankruptcy Court. Following distribution to its creditors under the terms of the plan and consummation of the plan, the bankruptcy case was subsequently closed. Although the Company continued to market its products, the Company did not attain the commercial success for its products and, subsequently, ceased operations.

In July 1998, pursuant to an Agreement and Plan of Reorganization and, as a result of a reverse merger, the Company acquired through its wholly owned subsidiary, SGI Capital, Inc., an Illinois corporation, a ninety percent interest in JSC NBM Stroyservice ("NBM"), Russian limited liability company, which was a real estate development and construction company based in Moscow, Russia. Shortly after the merger, the Company was unable to develop its operations, due to deteriorating economic conditions in Russia and the inability of NBM to provide audited financial statements for the fiscal year ended as of June 30, 1999 in accordance with the U.S. General Accepted Accounting Principles, and the Company was forced to rescind the Agreement and Plan of Reorganization.

Effective November 15, 2007, the then existing officers and directors of the Company resigned, and Kevin R. Keating became the sole director. Kevin R. Keating appointed two additional directors to fill the vacancies on the Company's board of directors ("Board"). The Board then appointed Kevin R. Keating as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.

On June 25, 2008, the Company issued an aggregate of 21,000,000 shares of common stock (the "Shares") to Kevin R. Keating and an investor controlled by Fredric
M. Schweiger ("Investor"). The Shares were sold by the Company for an aggregate purchase price of $210,000, or $0.01 per share. The Shares have certain registration rights. Immediately following the issuance of the Shares, Kevin R. Keating and the Investor owned approximately 95.3% of the Company's outstanding common stock. The proceeds from the sale of the Shares were used by the Company to pay certain liabilities and obligations of the Company.

The Company currently has no operations but is seeking to acquire an ongoing business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. No assurance can be given that the Company will ever complete a business combination with an operating company.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2008. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended June 30, 2008 included in the Company's registration statement on Form 10 as filed on September 22, 2008.

The accompanying financial statements include the accounts of the Company. The Company has no subsidiaries.

Going Concern

Since inception, the Company had a cumulative net loss of $1,923,372 as of September 30, 2008. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


2. SUMMARY OF ACCOUNTING POLICIES:

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2008 or June 30, 2008.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments.

Stock Compensation for Services Rendered

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at September 30, 2008.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the quarter ended September 30, 2008.

Earnings (Loss) per Share

Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since there are no potentially dilutive securities for the quarters ended September 30, 2008 and 2007, dilutive EPS calculations are not included.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Recent Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. FAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of FAS 141(R) became effective as of the beginning of the Company's 2009 fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("FAS 160"). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 shall be applied prospectively. FAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company has adopted this standard effective as of the beginning of its 2009 fiscal year.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending March 31, 2009.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.


3. STOCKHOLDERS' EQUITY:

As of June 30, 2007, the Company had 1,027,647 shares of common stock, $0.01 par value per share, outstanding.

On June 25, 2008, the Company issued 16,000,000 shares of common stock to Kevin
R. Keating, a director of the Company and the Company's sole officer, for a purchase price of $160,000, or $0.01 per share.

On June 25, 2008, the Company issued 5,000,000 shares of common stock to the Investor for a purchase price of $50,000, or $0.01 per share.

On June 26, 2008, the Company issued 630,000 shares of common stock to Kevin R. Keating for services rendered as a director of the Company, which services were valued at $6,300, or $0.01 per share.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


On June 26, 2008, the Company issued 2,200,000 shares of common stock to a consulting firm controlled by Frederic M. Schweiger ("Consultant"), which consulting services were valued at $22,000, or $0.01 per share.

Effective August 14, 2008, the Company filed amended and restated articles of incorporation ("Restated Articles of Incorporation") with the Nevada Scretary of State. The Restated Articles of Incorporation amended the Company's then current articles of incorporation to, among other things, increase the number of authorized shares of common stock from 50,000,000 to 200,000,000, increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000, and reduce the par value per share of the common and preferred stock from $0.01 to $0.001. The financial statements have been adjusted to give retroactive effect to the reduction in the par value per share of the common stock.

As of September 30, 2008 and June 30, 2008, there were no outstanding options or warrants to purchase shares of the Company's common stock.


4. RELATED PARTY TRANSACTIONS:

Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a Settlement and Release Agreement ("Settlement Agreement") with Leon Leibovich, which provided that for the partial payment, at the closing of the sale of the Shares by the Company, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of the Shares. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of the Shares and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. As of September 30, 2008 and June 30, 2008, the Company had unpaid consulting fees owed to Leon Leibovich of $12,500 and $12,500, respectively, which have been recorded as accounts payable - related parties. See Note 6 - Subsequent Events.

On June 25, 2008, the Company issued 16,000,000 shares of common stock to Kevin
R. Keating, a director of the Company and the Company's sole officer, for a purchase price of $160,000, or $0.01 per share. On June 26, 2008, the Company issued 630,000 shares of common stock to Kevin R. Keating for services rendered as a director of the Company, which services were valued at $6,300, or $0.01 per share.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. The Company recorded expenses for these services of $9,000 during the quarter ended September 30, 2008. As of September 30, 2008, the Company had unpaid fees owed to Vero of $9,000, which have been recorded as accrued liabilities - related parties.


5. (LOSS) PER SHARE

The following data show the amounts used in computing (loss) per share:

                                                   For the Three Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      2008            2007
                                                  ------------    ------------

     (Loss) from operations available to common
stockholders (numerator)                          $    (15,863)   $    (10,500)
                                                  ------------    ------------

     Weighted average number of common shares
outstanding used in (loss) per share during the
period (denominator)                                24,857,647       1,027,647
                                                  ------------    ------------

     Net (loss) per common share                  $       0.00    ($      0.01)


Dilutive (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted (loss) per share.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. SUBSEQUENT EVENTS:

On October 23, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Forex365, Inc. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Business History and Background

     We were incorporated under the laws of the State of Nevada on February 8, 1984 under the name Solar Age Industries, Inc. The Company's principal business activity was the manufacture and sale of solar air and water heating devices. As of January 1986, the federal energy credits and most state energy credits expired which severely impacted our ability to market our products, resulting in a substantial loss for the first two calendar quarters of 1986. We attempted to diversify our operation, but because of the continuing substantial financial loses sustained by us, we were forced to file a Chapter 11 petition under the Bankruptcy Code District of New Mexico. In late 1987, we filed our plan of reorganization, which was approved by the Bankruptcy Court. Following distribution to our creditors under the terms of the plan and consummation of the plan, the bankruptcy case was subsequently closed. Although we continued to market our products, we did not attain the commercial success for our products and, subsequently, ceased operations.

     In July 1998, pursuant to an Agreement and Plan of Reorganization and, as a result of a reverse merger, we acquired through our wholly owned subsidiary, SGI Capital, Inc., an Illinois corporation, a ninety percent interest in JSC NBM Stroyservice ("NBM"), Russian limited liability company, which was a real estate development and construction company based in Moscow, Russia. Shortly after the merger, the Company was unable to develop its operations, due to deteriorating economic conditions in Russia and the inability of NBM to provide audited financial statements for the fiscal year ended as of June 30, 1999 in accordance with the U.S. Generally Accepted Accounting Principles, and we were forced to rescind the Agreement and Plan of Reorganization.

Reorganization and Change of Control

     On November 14, 2007, we entered into a securities purchase agreement ("Purchase Agreement") with KIG Investors II, LLC ("KIG") pursuant to which KIG agreed to purchase, subject to the satisfaction of certain conditions precedent, newly issued shares of common stock from the Company for cash consideration. Effective November 15, 2007, in accordance with the terms of the Purchase Agreement, our then existing officers and directors resigned, and Kevin R.

Keating became our sole director. Kevin R. Keating appointed two additional directors, Margie Blackwell and Jeff Andrews, to fill the vacancies on our board of directors ("Board"). The Board then appointed Kevin R. Keating as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

     Effective June 19, 2008, the Purchase Agreement was amended by the parties and KIG thereafter assigned its rights thereunder to Kevin R. Keating and Lionsridge Capital, LLC ("Lionsridge"), a limited liability company controlled by Fredric M. Schweiger. Pursuant to the amended Purchase Agreement, on June 25, 2008, we issued 16,000,000 shares of common stock to Kevin R. Keating and 5,000,000 shares of common stock to Lionsridge. These shares were sold by us for an aggregate purchase price of $210,000, or $0.01 per share. We also granted Kevin R. Keating and Lionsridge certain demand and piggyback registration rights with respect to these shares. The proceeds from the sale of these shares under the amended Purchase Agreement were used by us to pay certain of our liabilities and obligations as described below.

     On November 14, 2007, the Company entered into a Settlement and Release Agreement ("Settlement Agreement") with Leon Leibovich, the former CEO and director of the Company, which provided that for the partial payment, at the closing of the sale of the shares by the Company under the Purchase Agreement, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of shares under the amended Purchase Agreement. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of shares under the amended Purchase Agreement and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. On October 23, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity.

     On November 17, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("KI"). Pursuant to this agreement, the Company borrowed $5,000 from KI on November 17, 2005. The Company was required to repay the outstanding advances in full on or before June 30, 2008. The loan carried interest at a rate of 6% per annum. The loan was used by the Company to pay attorneys in connection with the Benchmark Action, more fully described in the following paragraph. The Company paid KI $5,000 in full payment of the loan on June 27, 2008 from the proceeds of the sale of shares under the amended Purchase Agreement. KI waived any payment of accrued interest on the loan. KI was the managing member of KIG. KIG assigned its rights to purchase shares under the Purchase Agreement on June 20, 2008.

     On March 10, 2008, Benchmark Capital, LLC ("Benchmark") agreed to settle a civil action filed in Nevada District Court, Clark County on August 7, 2007 captioned Benchmark Capital, LLC vs. Forex365, Inc., formerly known as Solar Group, Inc., Leon Leibovich and Does I-XV (the "Benchmark Action"). The lawsuit alleged a number of causes of action related to Benchmark's attempts to acquire a controlling interest in the Company from certain stockholders ("Controlling Interest") during the period from April 2005 to May 2007. During this time period, Benchmark alleged it advanced monies to the Company to pay certain expenses and costs of the Company. Benchmark alleged certain other defendants breached a verbal agreement to sell it the Controlling Interest. Generally, Benchmark demanded that the Company repay these advances in and/or to issue its common stock to Benchmark in lieu of cash repayment of the advances. Benchmark also sought specific performance to have the Controlling Interest transferred to it. Pursuant to the settlement, Benchmark agreed to release the Company and other defendants from all claims (including a $2,000 advance made in June 2006 by Benchmark to pay the Company's corporate filing fees to the State of Nevada) in exchange for a cash payment of $65,000 ("Benchmark Settlement Amount"). On June 25, 2008, the Company paid the Benchmark Settlement Amount in full from the proceeds of the sale of shares under the amended Purchase Agreement. On June 30, 2008, the Benchmark Action was dismissed with prejudice.

     On May 5, 2008, the Company entered into a revolving loan agreement with Vero Management, L.L.C. ("Vero"). Pursuant to this agreement, the Company borrowed $10,500 from Vero on May 5, 2008. The Company was required to repay the outstanding advances in full on or before June 30, 2008. The loan carried interest at a rate of 6% per annum. The loan was used by the Company to pay professional fees. Kevin R. Keating, the Company's sole officer and director, is the sole member and manager of Vero. The Company paid Vero $10,500 in full payment of the loan on or about June 27, 2008 from the proceeds of the sale of shares under the amended Purchase Agreement. Vero waived any payment of accrued interest on the loan.

     In connection with the closing of the transactions under the amended Purchase Agreement, proceeds from the sale of shares thereunder were used by the Company to pay transfer agent fees ($16,800), auditor fees ($3,600), legal fees ($30,000) and miscellaneous expenses ($2,129).

     On August 20, 2008, Margie Blackwell and Jeff Andrews resigned as directors of the Company. The resignation of these directors was not the result of any disagreement with us on any matters relating to our operations, policies or practices. Following these resignations, Kevin R. Keating, our sole remaining director reduced the size of the Board to one director.

     Our principal place of business is located at 190 Lakeview Way, Vero Beach, FL 32963. Our telephone number is (772) 231-7544.

Current Business of Issuer

     We currently have no operations but are seeking to acquire an ongoing business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. No assurance can be given that we will ever complete a business combination with an operating company.

     To date, we have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. We intend to commence search for an operating business suitable for a business combination after this Registration Statement becomes effective and we are a reporting company under the Exchange Act.

     Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     The analysis of new business opportunities will be undertaken by or under the supervision of Kevin R. Keating, our sole officer and director. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

          (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

          (ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

          (iii) Strength and diversity of management, either in place or scheduled for recruitment;

          (iv) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

          (v) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

          (vi) The extent to which the business opportunity can be advanced;

          (vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

          (viii) Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Plan of Operations

     The Company's current business strategy and plan of operation has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

     During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and consummating a business combination.

     We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target operating company and enter into a possible business combination with such operating company. Management's plan includes obtaining additional funds by equity financing prior to or in connection with a business combination and/or related party advances; however, there is no assurance of additional funding being available.

     The Company may consider an operating business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

     The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We do not currently intend to retain any entity to act as a "finder" or a consultant to identify and/or analyze the merits of potential target businesses. However, we may elect to do so in the future.

Results of Operation

     For the three months ended September 30, 2007 and 2008, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern

     For the three months ended September 30, 2008, the Company had a net loss of $15,863, comprised of (a) audit and tax preparation service fees of $4,000 incurred in relation to the fiscal year ended June 30, 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) transfer agent fees of $425, (d) Edgar filing fees of $1,972, and (e) miscellaneous expense of $466. This compares with a net loss of $10,500 for the three months ended September 30, 2007, comprised of fees payable to the Company's former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination.

Liquidity and Capital Resources

     As of September 30, 2008, the Company had assets equal to $14,401, comprised exclusively of cash. The Company's current liabilities as of September 30, 2008 included: (a) $12,500 owed to Leon Leibovich for amounts that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity, which withheld amount was paid in full to Leon Leibovich on October 22, 2008, after the close of quarter ended September 30, 2008, (b) $9,000 owed to Vero for management services, and (c) $100 owed to miscellaneous vendors.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2008 and 2007:

                       Three months ended September, 30
                              2008       2007
                            -------    --------

     Operating activities   $(7,028)       --
     Investing activities      --          --
     Financing activities      --          --
                            -------    --------

     Net effect on cash     $(7,028)   $   --
                            =======    ========

     The Company currently has nominal assets, no active business operations and no sources of revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June 30, 2008, and our unaudited financial statements for the quarter ended September 30, 2008 include a "going concern" footnote.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in Part F/S of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.


Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.




                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings.

     To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Registration Statement on Form 10 ("Registration Statement") filed with the Securities and Exchange Commission on September 22, 2008 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Effective August 14, 2008, the Company filed amended and restated articles of incorporation ("Restated Articles of Incorporation") with the Nevada Scretary of State. The Restated Articles of Incorporation amended our then current articles of incorporation to, among other things, increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 and to reduce the par value per share of our common and preferred stock from $0.01 to $0.001. The amended and restated articles of incorporation were approved by the written consent of the directors and by the written consent of a majoirty of the stockholders.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number      Exhibit Description
--------------      -------------------

3.1* Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008

3.2*                Amended and Restated By-laws adopted August 12, 2008

10.1* Securities Purchase Agreement between KIG Investors II, LLC and the Company dated November 14, 2007

10.2* First Amendment to Securities Purchase Agreement between KIG Investors II, LLC and the Company dated June 19, 2008

10.3* Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Lionsridge Capital, LLC dated June 20, 2008

10.4* Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Kevin R. Keating dated June 20, 2008

10.5* Registration Rights Agreement between Kevin R. Keating and the Company dated June 23, 2008

10.6* Registration Rights Agreement between Lionsridge Capital, LLC and the Company dated June 23, 2008

10.7* Registration Rights Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.8* Settlement and Release Agreement between Leon Leibovich and the Company dated November 14, 2007

10.9* Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007

10.10* Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008

10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.12* Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer ursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 21, 2008                   FOREX365, INC.

                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director