Form 10-Q
period 2008-12-31
Forex365, Inc.
filed 2009-01-26
CIK 1445229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      | |             Accelerated filer               | |
Non-accelerated filer        | |             Smaller reporting company       |X|
 (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |.

As of January 19, 2009, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.


                                   TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----


PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements:                                                    1

          Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008     2

          Unaudited Statements of Operations for the Three and Six Months Ended
          December 31, 2008 and 2007                                               3

          Unaudited Statements of Cash Flows for the Six Months Ended December
          31, 2008 and 2007                                                        4

          Notes to Financial Statements (unaudited)                                5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk               19

Item 4T.  Controls and Procedures                                                  19

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                        20

Item 1A.  Risk Factors                                                             20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds              20

Item 3.   Defaults Upon Senior Securities                                          20

Item 4.   Submission of Matters to a Vote of Security Holders                      20

Item 5.   Other Information                                                        20

Item 6.   Exhibits                                                                 21

          Signatures                                                               22




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













                                   FOREX365, INC.
                        (formerly known as Solar Group, Inc.)

                                   BALANCE SHEETS

                                                           December 31,     June 30,
                                                              2008           2008
                                                           (Unaudited)
                                                           -----------    -----------
                              ASSETS
                              ------
Current Assets:
  Cash                                                     $     1,112    $    21,429
                                                           -----------    -----------

      Total current assets                                       1,112         21,429
                                                           -----------    -----------

Total assets                                               $     1,112    $    21,429
                                                           ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------
Current liabilities:
  Accrued liabilities and payables                               4,867            265
  Accounts payable - related parties                              --           12,500
  Accrued liabilities - related parties                         18,000           --
                                                           -----------    -----------

      Total current liabilities                                 22,867         12,765
                                                           -----------    -----------

Total liabilities                                               22,867         12,765
                                                           -----------    -----------

Commitments and contingencies                                     --             --

Stockholders' equity (deficit):
  Preferred stock - $.001 par value; authorized
  10,000,000 shares, none issued                                  --             --
  Common stock - $.001 par value; authorized
  200,000,000 shares, 24,857,647 shares issued and
  outstanding                                                   24,858         24,858
  Additional paid-in capital                                 1,891,315      1,891,315
  Accumulated deficit                                       (1,937,928)    (1,907,509)
                                                           -----------    -----------
      Total stockholders' equity (deficit)                     (21,755)         8,664
                                                           -----------    -----------

Total liabilities and stockholders' equity (deficit)       $     1,112    $    21,429
                                                           ===========    ===========


     The accompanying notes are an integral part of these financial statements.


                                                FOREX365, INC.
                                     (formerly known as Solar Group, Inc.)

                                           STATEMENTS OF OPERATIONS


                                                     For the Three Months             For the Six Months
                                                      Ended December 31,              Ended December 31,
                                                 ----------------------------    ----------------------------
                                                     2008            2007            2008            2007
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------    ------------    ------------

Revenues                                         $       --      $       --      $       --      $       --

General and administrative expenses                    14,556           6,376          30,419          16,876
                                                 ------------    ------------    ------------    ------------

Loss from operations                                  (14,556)         (6,376)        (30,419)        (16,876)

Other income (expense)                                   --               (37)           --               (37)
                                                 ------------    ------------    ------------    ------------

Loss before provision for income taxes                (14,556)         (6,413)        (30,419)        (16,913)

Income tax expense                                       --              --              --              --
                                                 ------------    ------------    ------------    ------------

Net (loss)                                       $    (14,556)   $     (6,413)   $    (30,419)   $    (16,913)
                                                 ============    ============    ============    ============


Net (loss) per common share:
  Basic                                          $       0.00    ($      0.01)   $       0.00    ($      0.02)
                                                 ============    ============    ============    ============
  Diluted                                        $       0.00    ($      0.01)   $       0.00    ($      0.02)
                                                 ============    ============    ============    ============


Weighted average number of shares outstanding:
  Basic                                            24,857,647       1,027,647      24,857,647       1,027,647
                                                 ============    ============    ============    ============
  Diluted                                          24,857,647       1,027,647      24,857,647       1,027,647
                                                 ============    ============    ============    ============


                  The accompanying notes are an integral part of these financial statements.




                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF CASH FLOWS


                                                             For the Six Months
                                                             Ended December 31,
                                                           ----------------------
                                                              2008        2007
                                                          (Unaudited)  (Unaudited)
                                                           ---------    ---------

Cash Flows from Operating Activities:
  Net income (loss)                                         $(30,419)   $(16,913)

    Change in operating assets and liabilities:
      Prepaid expenses                                          --        (3,750)
      Accounts payable - related parties                     (12,500)     14,000
      Accrued liabilities - related parties                   18,000        --
      Accrued liabilities and payables                         4,602       1,663
                                                            --------    --------
      Net cash used in operating activities                  (20,317)     (5,000)
                                                            --------    --------

Cash Flows from Financing Activities:
      Net proceeds from (payments on) revolving loans                      5,000
                                                            --------    --------
      Net cash provided by (used in) financing activities       --         5,000
                                                            --------    --------

Net Change in Cash                                           (20,317)       --
Cash, at beginning of period                                  21,429        --
                                                            --------    --------
Cash, at end of period                                      $  1,112    $   --
                                                            ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                  $   --      $   --
                                                            ========    ========
  Cash paid during the period for taxes                     $   --      $   --
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

1. ORGANIZATION AND BASIS OF PRESENTATION:
------------------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2008. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended June 30, 2008 included in the Company's registration statement on Form 10 as filed on September 22, 2008.

The accompanying financial statements include the accounts of the Company. The Company has no subsidiaries.

Going Concern

Since inception, the Company had a cumulative net loss of $1,937,928 as of December 31, 2008. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF ACCOUNTING POLICIES:
----------------------------------

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2008 or June 30, 2008.

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

Stock Compensation for Services Rendered

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at December 31, 2008.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the six months ended December 31, 2008.

Earnings (Loss) per Share

Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since there are no potentially dilutive securities for the quarters ended December 31, 2008 and 2007, dilutive EPS calculations are not included.

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

The adoption of the above Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements" (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our financial position and results of operations.

3. STOCKHOLDERS' EQUITY:
------------------------

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

On June 26, 2008, the Company issued 2,200,000 shares of common stock to a consulting firm controlled Frederic M. Schweiger ("Consultant"), which consulting services were valued at $22,000, or $0.01 per share.

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

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

As of December 31, 2008 and June 30, 2008, there were no outstanding options or warrants to purchase shares of the Company's common stock.

4. RELATED PARTY TRANSACTIONS:
------------------------------

Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a Settlement and Release Agreement ("Settlement Agreement") with Leon Leibovich, which provided that for the partial payment, at the closing of the sale of the Shares by the Company, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of the Shares. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of the Shares and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. On October 22, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity. As of December 31, 2008 and June 30, 2008, the Company had unpaid consulting fees owed to Leon Leibovich of $0 and $12,500, respectively, which have been recorded as accounts payable - related parties.

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

Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. The Company recorded expenses for these services of $18,000 during the six months ended December 31, 2008. As of December 31, 2008, the Company had unpaid fees owed to Vero of $18,000, which have been recorded as accrued liabilities - related parties.

5. (LOSS) PER SHARE
-------------------

The following data show the amounts used in computing (loss) per share:

                                                     For the Six Months Ended
                                                           December 31,
                                                  ----------------------------
                                                       2008            2007
                                                  ------------    ------------
     (Loss) from operations available to common
stockholders (numerator)                          $    (30,419)   $    (16,913)
                                                  ------------    ------------

     Weighted average number of common shares
outstanding used in (loss) per share during the
period (denominator)                                24,857,647       1,027,647
                                                  ------------    ------------

     Net (loss) per common share                  $       0.00    ($      0.02)

Dilutive (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted (loss) per share.

6. SUBSEQUENT EVENTS:
---------------------

On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to loan the Company up to $14,000 to provide the Company with working capital. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company.

On January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") entered into a revolving loan agreement with the Company under which Lionsridge has agreed to loan the Company up to $6,000 to provide the Company with working capital. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

As of January 9, 2009, the Company has received aggregate advances of $10,000 under the revolving loan agreements. The revolving loan agreements provide that:
(i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.

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

Results of Operation

     For the three month and six month periods ended December 31, 2007 and 2008, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the three months ended December 31, 2008, the Company had a net loss of $14,556, comprised of (a) audit service fees of $1,313 incurred in relation to the fiscal year ended June 30, 2008, (b) accounting fees of $1,355 incurred in relation to the review of the Company's financial statements for the quarter ended September 30, 2008 and the Form 10 filed by the Company, (c) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (d) transfer agent fees of $2,100, (d) Edgar filing fees of $689, and (e) miscellaneous expense of $99. This compares with a net loss of $6,413 for the three months ended December 31, 2007, comprised of (a) fees of $3,500 payable to the Company's former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination, (b) fees of $584 for state filing fees and registered agent fees for the State of Nevada, (c) legal fees of $1,250 related to the settlement of litigation, (d) interest expense of $37, and (e) miscellaneous expenses of $1,042.

     For the six months ended December 31, 2008, the Company had a net loss of $30,419, comprised of (a) audit service fees of $5,313 incurred in relation to the fiscal year ended June 30, 2008, (b) accounting fees of $1,355 incurred in relation to the review of the Company's financial statements for the quarter ended September 30, 2008 and the Form 10 filed by the Company, (c) management fees of $18,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (d) transfer agent fees of $2,525, (d) Edgar filing fees of $2,661, and (e) miscellaneous expense of $565. This compares with a net loss of $16,913 for the six months ended December 31, 2007, comprised of (a) fees of $14,000 payable to the Company's former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination, (b) fees of $584 for state filing fees and registered agent fees for the State of Nevada, (c) legal fees of $1,250 related to the settlement of litigation, (d) interest expense of $37, and (e) miscellaneous expenses of $1,042.

Liquidity and Capital Resources

     As of December 31, 2008, the Company had assets equal to $1,112, comprised exclusively of cash. The Company's current liabilities as of December 31, 2008 included: (a) $18,000 owed to Vero for management services, and (b) $4,867 owed to miscellaneous vendors.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2008 and 2007:

                        Six months ended December 31,
                              2008        2007
                            --------    --------

     Operating activities   $(20,317)   $ (5,000)
     Investing activities       --          --
     Financing activities       --         5,000
                            --------    --------

     Net effect on cash     $(20,317)   $   --
                            ========    ========

     On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to loan the Company up to $14,000 to provide the Company with working capital. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company.

     On January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") entered into a revolving loan agreement with the Company under which Lionsridge has agreed to loan the Company up to $6,000 to provide the Company with working capital. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

     As of January 9, 2009, the Company has received aggregate advances of $10,000 under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June 30, 2008, and our unaudited financial statements for the quarter ended December 31, 2008 include a "going concern" footnote.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this quarterly report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

     As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.


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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number   Exhibit Description
--------------   -------------------

3.1* Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008

3.2*             Amended and Restated By-laws adopted August 12, 2008

4.1** Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009

4.2** Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009

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

10.9* Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007

10.10* Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008

10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.12* Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

* Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 26, 2009                    FOREX365, INC.

                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director