Form 10-Q
period 2009-03-31
Forex365, Inc.
filed 2009-04-23
CIK 1445229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2009

                         Commission File Number: 0-53436

                                 Forex365, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                               85-0290243
-------------------------------                                --------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                190 Lakeview Way
                              Vero Beach, FL 32963
               ---------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (772) 231-7544
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
                                       ---
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ] .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [   ]              Accelerated filer            [   ]
Non-accelerated filer    [   ]              Smaller reporting company    [ X ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ] .

As of April 8, 2009, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION:

Item 1.       Financial Statements:                                          1

              Balance Sheets as of March 31, 2009 (unaudited)
              and June 30, 2008                                              2

              Unaudited Statements of Operations for the
              Three and Nine Months Ended March 31, 2009 and 2008            3

              Unaudited Statements of Cash Flows for the
              Nine Months Ended March 31, 2009 and 2008                      4

              Notes to Financial Statements (unaudited)                      5

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    20

Item 4T.      Controls and Procedures                                       20

PART II - OTHER INFORMATION:

Item 1.       Legal Proceedings                                             20

Item 1A.      Risk Factors                                                  20

Item 2.       Unregistered Sales of Equity Securities and
              Use of Proceeds                                               21

Item 3.       Defaults Upon Senior Securities                               21

Item 4.       Submission of Matters to a Vote of Security Holders           21

Item 5.       Other Information                                             21

Item 6.       Exhibits                                                      22

              Signatures                                                    23

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



                                                           FOREX365, INC.
                                                (formerly known as Solar Group, Inc.)

                                                          BALANCE SHEETS

                                                                        March 31,                June 30,
                                                                          2009                     2008
                                                                      (Unaudited)
                                                                      -----------              -----------
                             ASSETS
                             ------
Current Assets:
Cash                                                                  $     4,143              $    21,429
                                                                      -----------              -----------

Total current assets                                                        4,143                   21,429
                                                                      -----------              -----------

Total assets                                                          $     4,143              $    21,429
                                                                      ===========              ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ---------------------------------------------
Current liabilities:
Accrued liabilities and payables                                      $      --                $       265
Accrued liabilities and payables - related parties                         27,000                   12,500
Revolving loans payable - related parties                                  10,000                     --
                                                                      -----------              -----------

Total current liabilities                                                  37,000                   12,765
                                                                      -----------              -----------

Total liabilities                                                          37,000                   12,765
                                                                      -----------              -----------

Commitments and contingencies                                                --                       --

Stockholders' equity (deficit):
   Preferred stock - $.001 par value; authorized
   10,000,000 shares, none issued                                            --                       --
   Common stock - $.001 par value; authorized
    200,000,000 shares, 24,857,647 shares issued
    and outstanding                                                        24,858                   24,858
Additional paid-in capital                                              1,891,315                1,891,315
Accumulated (deficit)                                                  (1,949,030)              (1,907,509)
                                                                      -----------              -----------
Total stockholders' equity (deficit)                                      (32,857)                   8,664
                                                                      -----------              -----------

Total liabilities and stockholders' equity (deficit)                  $     4,143              $    21,429
                                                                      ===========              ===========


                        The accompanying notes are a integral part of these financial statements.



                                                              FOREX365, INC.
                                                (formerly known as Solar Group, Inc.)

                                                       STATEMENTS OF OPERATIONS

                                                             For the Three Months                 For the Nine Months
                                                                Ended March 31,                     Ended March 31,
                                                         ----------------------------        ----------------------------
                                                            2009             2008               2009            2008
                                                         (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
                                                         ----------       -----------        ----------       -----------

Revenues                                                 $     --         $      --          $     --         $      --

General and administrative expenses                          11,102             6,353            41,521            23,229
                                                         ----------       -----------        ----------       -----------

Loss from operations                                        (11,102)           (6,353)          (41,521)          (23,229)

Other income (expense)                                         --                 (75)             --                (112)
                                                         ----------       -----------        ----------       -----------

Loss before provision for income taxes                      (11,102)           (6,428)          (41,521)          (23,341)

Income tax expense                                             --                --                --                --
                                                         ----------       -----------        ----------       -----------

Net (loss)                                               $  (11,102)      $    (6,428)       $  (41,521)      $   (23,341)
                                                         ==========       ===========        ==========       ===========


Net (loss) per common share:
Basic                                                             *       ($     0.01)                *       ($     0.02)
                                                         ==========       ===========        ==========       ===========
Diluted                                                           *       ($     0.01)                *       ($     0.02)
                                                         ==========       ===========        ==========       ===========


Weighted average number of shares outstanding:
Basic                                                    24,857,647         1,027,647        24,857,647         1,027,647
                                                         ==========       ===========        ==========       ===========
Diluted                                                  24,857,647         1,027,647        24,857,647         1,027,647
                                                         ==========       ===========        ==========       ===========

* less than $0.01


                          The accompanying notes are an integral part of these financial statements.



                                                      FOREX365, INC.
                                           (formerly known as Solar Group, Inc.)

                                                  STATEMENTS OF CASH FLOWS

                                                                      For the Nine Months Ended March 31,
                                                                      ----------------------------------
                                                                           2009                 2008
                                                                       (Unaudited)           (Unaudited)
                                                                       -----------           ----------

Cash Flows from Operating Activities:
  Net income (loss)                                                     $(41,521)              $(23,341)

  Change in operating assets and liabilities:
    Accrued liabilities and payables - related parties                    14,500                 14,000
    Accrued liabilities and payables                                        (265)                 4,341
                                                                        --------               --------
    Net cash used in operating activities                                (27,286)                (5,000)
                                                                        --------               --------

Cash Flows from Investing Activities:
                                                                        --------               --------
    Net cash provided by (used in) investing activities                     --                     --
                                                                        --------               --------

Cash Flows from Financing Activities:
  Net proceeds from (payments on) revolving loans                         10,000                  5,000
                                                                        --------               --------
    Net cash provided by (used in) financing activities                   10,000                  5,000
                                                                        --------               --------

Net Change in Cash                                                       (17,286)                  --
Cash, at beginning of period                                              21,429                   --
                                                                        --------               --------
Cash, at end of period                                                  $  4,143               $   --
                                                                        ========               ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                              $   --                 $   --
                                                                        ========               ========
  Cash paid during the period for taxes                                 $   --                 $   --
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

1.     ORGANIZATION AND BASIS OF PRESENTATION:
       ---------------------------------------

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

       These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2008. Operating results for the nine months ended
       March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

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

       Going Concern
       Since inception, the Company had a cumulative net loss of $1,949,030 as of March 31, 2009. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

       The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     SUMMARY OF ACCOUNTING POLICIES:
       ------------------------------

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

       Cash and Cash Equivalents
       For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2009 or June 30, 2008.

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

       Stock Compensation for Services Rendered
       The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task
       Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That
       Are Issued to Other Than Employees for Acquiring, or in Conjunction with
       Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at March 31, 2009.

       Revenue Recognition
       The Company recognizes revenue in accordance with SEC Staff Accounting
       Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB
       101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the nine months ended March 31, 2009.

       Earnings (Loss) per Share
       Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
       Since there are no potentially dilutive securities for the quarters ended March 31, 2009 and 2008, dilutive EPS calculations are not included.




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

       In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether
       Instruments Granted in Share-Based Payment Transactions Are Participating
       Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for





                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

       fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our financial position and results of operations.

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

       The FASB has issued Statement of Financial Accounting Standards No. 163,
       Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance
       Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and
       (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

3.     STOCKHOLDERS' EQUITY:
       --------------------

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

       As of March 31, 2009 and June 30, 2008, there were no outstanding options or warrants to purchase shares of the Company's common stock.

4.     RELATED PARTY TRANSACTIONS:
       --------------------------

       Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a
       Settlement and Release Agreement ("Settlement Agreement") with Leon
       Leibovich, which provided that for the partial payment, at the closing of the sale of the Shares by the Company, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of the Shares. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of the Shares and withheld
       $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. On October 22, 2008, in accordance with the terms of the Settlement Agreement, the Company paid
       $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity. As of March 31, 2009 and June 30, 2008, the Company had unpaid consulting fees owed to Leon Leibovich of $0 and $12,500, respectively, which have been recorded as accrued liabilities and payables - related parties.

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





                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Effective July 1, 2008, the Company entered into a management agreement
       ("Management Agreement") with Vero Management, LLC ("Vero") under which
       Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant
       Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months.
       The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer,
       Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. The Company recorded expenses for these services of $27,000 during the nine months ended
       March 31, 2009. As of March 31, 2009, the Company had unpaid fees owed to
       Vero of $27,000, which have been recorded as accrued liabilities and payables - related parties.

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

       As of March 31, 2009, the Company has received aggregate advances of $7,000 from Vero and $3,000 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July
       1, 2009. The Company has recorded these advances as revolving loans payable - related parties.




                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     (LOSS) PER SHARE
       ----------------

       The following data show the amounts used in computing (loss) per share:

                                                                             For the Nine Months Ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                              2009                 2008
                                                                      ------------------     -----------------

                (Loss) from operations available to common
           stockholders (numerator)                                   $          (41,521)    $         (23,341)
                                                                      ------------------     -----------------

                Weighted average number of common shares
           outstanding used in (loss) per share during the
           period (denominator)                                               24,857,647             1,027,647
                                                                      ------------------     -----------------

                Net (loss) per common share                                           *               ($0.02)

           * less than $0.01


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



Results of Operation

     For the three month and nine month periods ended March 31, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the three months ended March 31, 2009, the Company had a net loss of $11,102, comprised of (a) accounting fees of $1,433 incurred in relation to the review of the Company's financial statements for the quarters ended September
30, 2008 and December 31, 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $389, and (d) miscellaneous expense of $280. This compares with a net loss of $6,428 for the three months ended March 31, 2008, comprised of (a) transfer agent fees of $2,100, (b) legal fees of $3,750 related to the settlement of litigation, (c) interest expense of $75, and (d) miscellaneous expenses of $503.

     For the nine months ended March 31, 2009, the Company had a net loss of $41,521, comprised of (a) audit service fees of $5,313 incurred in relation to the fiscal year ended June 30, 2008, (b) accounting fees of $2,788 incurred in relation to the review of the Company's financial statements for the quarters ended September 30, 2008 and December 31, 2008 and the Form 10 filed by the
Company, (c) management fees of $27,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (d) transfer agent fees of $2,525, (d) Edgar filing fees of $3,050, and (e) miscellaneous expense of $845. This compares with a net loss of $23,341 for the nine months ended March 31, 2008, comprised of (a) fees of $14,000 payable to the Company's former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination, (b) transfer agent fees of $2,100, (c) legal fees of $5,000 related to the settlement of litigation, (d) interest expense of $112, and (e) miscellaneous expenses of $2,129.

Liquidity and Capital Resources

     As of March 31, 2009, the Company had assets equal to $4,143, comprised exclusively of cash. The Company's current liabilities as of March 31, 2009 included: (a) $27,000 owed to Vero for management services, and (b) $10,000 owed to certain related parties under revolving loan agreements.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended
March 31, 2009 and 2008:

                                                   Nine months ended March 31,
                                                     2009             2008
                                                     ----             ----

      Operating activities                        $(27,286)         $ (5,000)
      Investing activities                            --                --
      Financing activities                          10,000             5,000
                                                  --------          --------

      Net effect on cash                          $(17,286)         $   --
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




     On January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") also entered into a revolving loan agreement with the Company under which Lionsridge has agreed to loan the Company up to $6,000 to provide the Company with working capital. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

     As of March 31, 2009, the Company has received aggregate advances of $10,000 ($7,000 from Vero and $3,000 from Lionsridge) under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June
30, 2008, and our unaudited financial statements for the quarter ended March 31, 2009 include a "going concern" footnote.

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

     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.


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

Item 5.  Other Information.

         None.






Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

------------------------------------------------------------------------------------------------------------------
Exhibit Number       Exhibit Description
------------------------------------------------------------------------------------------------------------------

3.1*                 Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14,
                     2008
------------------------------------------------------------------------------------------------------------------
3.2*                 Amended and Restated By-laws adopted August 12, 2008
------------------------------------------------------------------------------------------------------------------
4.1**                Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated
                     January 9, 2009
------------------------------------------------------------------------------------------------------------------
4.2**                Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated
                     January 9, 2009
------------------------------------------------------------------------------------------------------------------
10.1*                Securities Purchase Agreement between KIG Investors II, LLC and the Company dated November 14, 2007
------------------------------------------------------------------------------------------------------------------
10.2*                First Amendment to Securities Purchase Agreement between KIG Investors II, LLC and the
                     Company dated June 19, 2008
------------------------------------------------------------------------------------------------------------------
10.3*                Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Lionsridge
                     Capital, LLC dated June 20, 2008
------------------------------------------------------------------------------------------------------------------
10.4*                Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Kevin R.
                     Keating dated June 20, 2008
------------------------------------------------------------------------------------------------------------------
10.5*                Registration Rights Agreement between Kevin R. Keating and the Company dated June 23, 2008
------------------------------------------------------------------------------------------------------------------
10.6*                Registration Rights Agreement between Lionsridge Capital, LLC and the Company dated June
                     23, 2008
------------------------------------------------------------------------------------------------------------------
10.7*                Registration Rights Agreement between Garisch Financial, Inc. and the Company dated June
                     26, 2008
------------------------------------------------------------------------------------------------------------------
10.8*                Settlement and Release  Agreement  between Leon Leibovich and the Company dated November 14,
                     2007
------------------------------------------------------------------------------------------------------------------
10.9*                Revolving Loan Agreement  between  Keating  Investments,  LLC and the Company dated November
                     17, 2007
------------------------------------------------------------------------------------------------------------------
10.10*               Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008
------------------------------------------------------------------------------------------------------------------
10.11*               Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
------------------------------------------------------------------------------------------------------------------
10.12*               Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008
------------------------------------------------------------------------------------------------------------------
31.1                  Certification of the Company's Principal Executive Officer and Principal Financial Officer
                      pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's
                      Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
------------------------------------------------------------------------------------------------------------------
32.1                 Certification of the Company's Principal Executive Officer and Principal Financial Officer
                     pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------

     * Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

     ** Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.





                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 22, 2009                    FOREX365, INC.

                                         By:  /s/  Kevin R. Keating
                                              ----------------------------------
                                              Kevin R. Keating
                                              President, Secretary and Director


                                       23