Form 10-K
period 2009-06-30
Forex365, Inc.
filed 2009-08-19
CIK 1445229

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009

                         Commission File Number: 0-53436

                                 Forex365, Inc.
                                 --------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                 85-0290243
   ---------------------------------       ------------------------------------
     (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                                190 Lakeview Way
                              Vero Beach, FL 32963
                              --------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (772) 231-7544
                                 --------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes | | No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  | |                    Accelerated filer           | |

Non-accelerated filer    | |                    Smaller reporting company   |X|
 (do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes |X| No | |

     As of August 11, 2009, there were 1,027,647 shares of stock held by non-affiliates. As of August 11, 2009, 24,857,647 shares of the common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                                   TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
PART I
------
Item 1.       Business                                                                                               1

Item 1A.      Risk Factors                                                                                           4

Item 1B.      Unresolved Staff Comments                                                                             10

Item 2.       Properties                                                                                            10

Item 3.       Legal Proceedings                                                                                     10

Item 4.       Submission of Matters to a Vote of Security Holders                                                   10


PART II
-------
Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity     10
              Securities

Item 6.       Selected Financial Data                                                                               14

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                            18

Item 8.       Financial Statements and Supplementary Data                                                           18

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                 34

Item 9A.      Controls and Procedures                                                                               34

Item 9B.      Other Information                                                                                     34


PART III
--------
Item 10.      Directors, Executive Officers and Corporate Governance                                                35

Item 11.      Executive Compensation                                                                                37

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        39

Item 13.      Certain Relationships and Related Transactions, Director Independence                                 40

Item 14.      Principal Accounting Fees and Services                                                                41


PART IV
-------
Item 15.      Exhibits and Financial Statement Schedules                                                            42

              Signatures                                                                                            44

              Exhibits

              Certifications




                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K (the "Annual Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Forex365, Inc. ("we", "us", "our" or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1. Business

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

     Effective June 19, 2008, the Purchase Agreement was amended by the parties and KIG thereafter assigned its rights thereunder to Kevin R. Keating and Lionsridge Capital, LLC ("Lionsridge"), a limited liability company controlled by Fredric M. Schweiger. Pursuant to the amended Purchase Agreement, on June 25, 2008, we issued 16,000,000 shares of common stock to Kevin R. Keating and 5,000,000 shares of common stock to Lionsridge. These shares were sold by us for an aggregate purchase price of $210,000, or $0.01 per share. We also granted Kevin R. Keating and Lionsridge certain demand and piggyback registration rights with respect to these shares. The proceeds from the sale of these shares were used by us to pay certain of our liabilities and obligations.

     Effective August 14, 2008, we filed amended and restated articles of incorporation ("Restated Articles of Incorporation") with the Nevada Scretary of State. The Restated Articles of Incorporation amended our then current articles of incorporation to, among other things, increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 and to reduce the par value per share of our common and preferred stock from $0.01 to $0.001. The amended and restated articles of incorporation were approved by the written consent of the directors and a majoirty of the stockholders.

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

Form of Potential Business Combination

     The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to a business combination with an operating entity.

     The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

     In the case of a business combination, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Reports to Security Holders

     The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company intends to file reports with the SEC as long as it is required to do so. The Company will be a reporting company and intends to comply with the requirements of the Exchange Act as long as it is required to do so.

     The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Competition

     The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

     We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, in connection with a business combination.

Item 1A. Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us

There may be conflicts of interest between our management and the stockholders of the Company.

     Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, Kevin R. Keating, our sole officer and director, is currently involved with other public shell companies and conflicts in the pursuit of business combinations with such other public shell companies with which he is, and may in the future be, affiliated with may arise. If we and the other public shell companies that management is affiliated with desire to take advantage of the same opportunity, then members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, or members of management, such individuals will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have no current operating business or sources of revenue, and we have nominal assets.

     We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. We are also dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. In addition, we are dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

     We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations with operating entities that desire to become public companies. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

     The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control. In addition, even if we complete a business combination, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

We only intend to acquire a single business opportunity and thus your investment will lack diversification.

     Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to engage in a business combination with one operating entity.

We have no existing agreement for a business combination or other transaction.

     We have no arrangement, agreement or understanding with respect to engaging in a business combination with an operating business. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Further, management will seek to structure any such business combination so as not to require stockholder approval.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

     While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. To supplement our search activities, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders, and the engagement of such persons may reduce the value of your investment.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Further, the internal control management assessment and auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may limit the number of suitable acquisition prospects if they cannot, or are unwilling to, comply with these requirements.

The Company may be subject to further government regulation which would adversely affect our operations.

     Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

     If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Shares of our common stock are currently very thinly traded, and liquidity of shares of our common stock is limited.

     Shares of our common stock are, and we expect will continue to be, very thinly traded, and the price if traded may not reflect the value of the Company. In connection with a future business combination, we may have to undertake a reverse split of our shares, which split may not reflect the value of the Company at that time. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price of common stock may be highly volatile.

     Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     Our shares of common stock are currently quoted on the Over-the Counter Bulletin Board ("OTC BB"). Management intends to strongly consider undertaking a business transaction with a private operating company which will allow our shares to be quoted and traded on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination, we will qualify our shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

     We are not certain that any trading market for our shares will develop or, if it develops, whether such trading market will be sustained. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in our common stock for an indefinite period of time.

     In addition, we will be subject to an SEC rule (Rule 15c2-11) that imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule will deter broker-dealers from recommending or selling our common stock, thus further adversely affecting the liquidity and share price of our common stock, as well as our ability to raise additional capital.

     The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months. However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold that does not exceed 1.0% of a company's outstanding common stock. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

     The availability of the exemption from registration provided by Rule 144 is, however, limited in the case of the resale of shares initially acquired when the issuer was a shell company or former shell company. Rule 144(i) provides that shares initially acquired when the issuer was a shell company or former shell company may not be resold under Rule 144 until the following conditions are satisfied: (i) the issuer has ceased to be a shell company, (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer has filed all reports required under the Exchange Act (other than Form 8-K reports) during the preceding 12 months, and (iv) one year has elapsed since the issuer filed Form 10 information reflecting it is no longer a shell company. The Company currently has 24,857,647 shares of common stock outstanding, of which 23,830,000 shares are subject to the limitation under Rule 144(i).

     Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

     A majority of our shares of common stock currently outstanding are "restricted securities," and the holders thereof have certain registration rights. As such, following the business combination, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. In some cases, we are obligated to file a registration statement for certain restricted shares pursuant to certain registration rights agreements. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. Further, a sale of our shares pursuant to an effective registration may have a depressive effect upon the price of our shares in any market that may develop.

     In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity
(PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have only a limited number of tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

     We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The Company intends to issue more shares in a business combination, which will result in substantial dilution.

     Our Restated Articles of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any business combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such business combination transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock may be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase its shares of common stock.

     In order to provide an interest in the Company to third parties, our principal stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by them. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

     The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

     Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would continue to be eligible to trade on the OTC Bulletin Board, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Restated Articles of Incorporation authorizes the issuance of preferred stock by our Board of Directors.

     Our Restated Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

     Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our Common Stock traded on the OTC BB from January 4, 1999 through April 6, 2000 under the symbol "SLGK." From April 6, 2000 through December 24, 2008, we traded on the Pink Sheets. We initially traded on the Pink Sheets under the symbol "SLGK." On June 18, 2001, our symbol was changed to "SLRG." Effective August 28, 2008, our symbol on the Pink Sheets was changed to "FRXT." Effective December 24, 2008, we began trading on the OTC BB under the symbol "FRXT." Our Common Stock is currently quoted on the OTC BB under the symbol "FRXT."

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities. Shares of our common stock are very thinly traded, and the price if traded may be highly volatile and may not reflect the value of the Company.

Per Share Common Stock Bid Prices by Quarter*

For the Fiscal Year Ended on June 30, 2008
------------------------------------------

                                                    High             Low
                                                    ----             ---

Quarter Ended September 30, 2007                   $0.250          $0.085
Quarter Ended December 31, 2007                    $0.160          $0.090
Quarter Ended March 31, 2008                       $0.450          $0.130
Quarter Ended June 30, 2008                        $0.450          $0.200

For the Fiscal Year Ended on June 30, 2009
------------------------------------------

                                                    High             Low
                                                    ----             ---

Quarter Ended September 30, 2008                   $0.450          $0.200
Quarter Ended December 31, 2008                    $0.450          $0.150
Quarter Ended March 31, 2009                       $0.300          $0.050
Quarter Ended June 30, 2009                           n/a             n/a

* Prices obtained from www.bigcharts.com, a service of Market Watch, Inc.

Holders

     As of August 11, 2009, there were approximately 539 record holders of our common stock and an unknown number of beneficial holders who held our common stock in street name.

Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds to complete a business combination with an operating entity.

Penny Stock Regulations

     Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

     Our securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Recent Sales of Unregistered Securities

     On November 14, 2007, we entered into a securities purchase agreement ("Purchase Agreement") with KIG Investors II, LLC ("KIG") pursuant to which KIG agreed to purchase, subject to the satisfaction of certain conditions precedent, newly issued shares of common stock from the Company for cash consideration. Effective June 19, 2008, the Purchase Agreement was amended by the parties and KIG thereafter assigned its rights thereunder to Kevin R. Keating and Lionsridge. Pursuant to the amended Purchase Agreement, on June 25, 2008, we issued 16,000,000 shares of common stock to Kevin R. Keating and 5,000,000 shares of common stock to Lionsridge. These shares were sold by us for an aggregate purchase price of $210,000, or $0.01 per share.

     On June 26, 2008, the Company issued 630,000 shares of common stock to Kevin R. Keating for consulting services rendered to the Company, which services were valued at $6,300, or $0.01 per share.

     On June 26, 2008, the Company issued 2,200,000 shares of common stock to Garisch Financial, Inc. ("GFI"), a consulting firm controlled by Frederic M. Schweiger, for consulting services rendered to the Company, which services were valued at $22,000, or $0.01 per share. The payment of these shares for consulting services was made pursuant to an agreement between the Company and GFI.

     In consideration of the above stock issuances, the Company granted certain registration rights to the holders thereof.

     In connection with the above stock issuance, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. Each of the purchasers fell into one or more of the categories that follow: an existing shareholder, a creditor, a current or former officer or director, a service provider, or an accredited investor with whom we or an affiliate of ours had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act. The purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Description of Registrant's Securities

     The following description is based on relevant portions of the Nevada General Corporation Law and on our charter and bylaws. This summary is not necessarily complete, and we refer you to the Nevada General Corporation Law and our charter and bylaws for a more detailed description of the provisions summarized below.

     The Company is authorized by its articles of incorporation, as amended and restated, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

     As of August 11, 2009, there are 24,857,647 shares of common stock outstanding. There are no outstanding shares of preferred stock, and there are no outstanding options or warrants to purchase our stock. No stock has been authorized for issuance under any equity compensation plans.

     Common Stock
     ------------

     All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges and, when they are issued, will be duly authorized, validly issued, fully paid and nonassessable. Distributions may be paid to the holders of our common stock if, as and when authorized by our Board of Directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of a liquidation, dissolution or winding up of us, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors. Except as provided with respect to any other class or series of stock, the holders of our common stock will possess exclusive voting power. There is no cumulative voting in the election of directors, which means that holders of a majority of the outstanding shares of common stock will be able to elect all of our directors, and holders of less than a majority of such shares will be unable to elect any director.

     Preferred Stock
     ---------------

     Our articles of incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Registration Rights

     The Company granted certain registration rights to Kevin R. Keating, Garisch Financial, Inc. and Lionsridge Capital, LLC in connection with the issuance to each of them of shares of the Company's common stock, pursuant to the terms and conditions contained in certain registration rights agreements ("Registration Rights Agreements"). The terms and conditions of the each of the Registration Rights Agreements are substantially similar. The number of shares subject to registration rights for each of the above holders is as follows:

                                     Number of Shares Subject to Registration
           Stockholder                                Rights
     -----------------------         ----------------------------------------
     Kevin R. Keating                              16,630,000
     Lionsridge Capital, LLC                        5,000,000
     Garisch Financial, Inc.                        2,200,000

     Pursuant to the Registration Rights Agreements, commencing on the date that is thirty (30) days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a "Reverse Merger"), the stockholders shall each have a separate one-time right to request the Company to register for resale the shares of Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after the filing thereof and shall keep the demand registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the stockholders pursuant to Rule 144. Further, if all of the shares of Common Stock to be included in the registration statement filed cannot be so included due to certain comments from the SEC, and there is not an effective registration statement otherwise covering the shares of Common Stock, then the Company is obligated to prepare and file such registration statement(s) for such number of additional registration statements as may be necessary in order to ensure that all shares of Common Stock are covered by an existing and effective registration statement.

     Additionally, the Registration Rights Agreement provides the stockholders with "piggyback" registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and
(v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

     The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Registration Rights Agreement, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters' form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

     The Registration Rights Agreement contains a cut-back provision, whereby, in the event all of the all of the shares of Common Stock held by the stockholders cannot be included in a registration statement due to certain comments by the SEC or underwriter cutbacks, then the Company, unless otherwise prohibited by the SEC, shall cause the shares of Common Stock of the stockholders to be included in such registration statement to be reduced pro rata based on the number of shares of Common Stock held by all holders of registration rights as of the date preceding the Reverse Merger.

     The registration rights afforded to the stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve (12) months (whether or not consecutive), or (iii) may be sold by the stockholders pursuant to Rule 144 without regard to the volume limitations for sales as provided in that regulation, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company's transfer agent and the affected stockholders.

     Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder's provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction, or arising out of or relating to any such stockholder's omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder's violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder's violation of the Registration Rights Agreement.


Item 6. Selected Financial Data

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Statements made in this Annual Report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or

"continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operations

     For the twelve months ended June 30, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the twelve months ended June 30, 2009, the Company had a net loss from operations of $51,752, comprised of (a) audit and accounting fees of $7,054, (b) management fees of $36,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) transfer agent fees of $2,525, (d) tax preparation services related to filing of income tax returns of $2,000, (e) Edgar filing fees of $3,328, and (e) corporate filing fees and miscellaneous expenses of $845. This compares with a net loss from operations of $55,394 for the twelve months ended June 30, 2008, comprised of
(a) fees of $14,000 payable to the Company's former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination, (b) consulting services of $28,300 paid to our sole officer and director and a consultant in the form of the Company's common stock, (c) legal fees of $5,000 related to the settlement of litigation, (d) transfer agent fees of $2,365, (e) audit and accounting services of $3,600, and (f) corporate filings and miscellaneous expenses of $2,129.

     For the twelve months ended June 30, 2008, the Company had other income of $71,731 consisting of income on discharge of indebtedness, primarily related to the settlement made with Leon Leibovich for consulting fees owed to him. For the twelve months ended June 30, 2008, the Company had other expense of $273 consisting of interest expense on indebtedness arising from certain revolving loans.

     For the twelve months ended June 30, 2008, the Company had net income of $16,064, primarily related to discharge income of $71,731 for the period, as compared with a net loss of $51,752 for the twelve months ended June 30, 2009.

Liquidity and Capital Resources

     As of June 30, 2009, the Company had assets equal to $2,912, comprised exclusively of cash. The Company's current liabilities as of June 30, 2009 included: (a) $36,000 owed to Vero for management services, and (b) $10,000 owed to certain related parties under revolving loan agreements.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended June 30, 2009 and 2008:

                                 Twelve months ended June 30,
                                    2009              2008
                                 ---------         ---------

     Operating activities        $ (28,517)        $(186,571)
     Investing activities             --                --
     Financing activities           10,000           208,000
                                 ---------         ---------

     Net effect on cash          $ (18,517)        $  21,429
                                 =========         =========

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

     As of June 30, 2009, the Company has received aggregate advances of $10,000 ($7,000 from Vero and $3,000 from Lionsridge) under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009. However, on June 30, 2009, the parties to the revolving loan agreements agreed to extend the maturity date until the occurrence of a change of control of the Company pursuant to certain letter agreements dated as of June 30, 2009, which are attached hereto as Exhibits 4.3 and 4.4. On or about August 13, 2009, the Company received additional advances totaling $4,000 ($2,500 from Vero and $1,500 from Lionsridge) under the revolving loan agreements.

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June
30, 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

                                             Forex365, Inc.
                                     Index to Financial Statements

Report of Independent Registered Public Accounting Firm...............................................19

Balance Sheets - As of June 30, 2009 and 2008.........................................................20

Statements of Operations - For the Twelve Months Ended June 30, 2009 and 2008.........................21

Statements of Stockholders' Equity (Deficit) - For the Period July 1, 2007 through June 30, 2009......22

Statements of Cash Flows - For the Twelve Months Ended June 30, 2009 and 2008.........................23

Notes to Financial Statements......................................................................24-33



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Forex365, Inc. f/k/a Solar Group, Inc
Vero Beach, FL 32963

We have audited the accompanying consolidated balance sheets of FOREX365, INC.
(the Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FOREX365, INC. as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf, Nilson & Morrill
---------------------------------------
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
July 25, 2009



                                    FOREX365, INC.
                         (formerly known as Solar Group, Inc.)

                                    BALANCE SHEETS

                                                          June 30, 2009  June 30, 2008
                                                          -------------  -------------

                              ASSETS
                              ------
Current Assets:
  Cash                                                     $     2,912    $    21,429
                                                           -----------    -----------

    Total current assets                                         2,912         21,429
                                                           -----------    -----------

Total assets                                               $     2,912    $    21,429
                                                           ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------
Current liabilities:
  Accrued liabilities and payables                         $      --      $       265
  Accrued liabilities and payables - related parties            36,000         12,500
  Revolving loans payable - related parties                     10,000           --
                                                           -----------    -----------

      Total current liabilities                                 46,000         12,765
                                                           -----------    -----------

Total liabilities                                               46,000         12,765
                                                           -----------    -----------

Commitments and contingencies                                     --             --

Stockholders' equity (deficit):
  Preferred stock - $.001 par value; authorized
  10,000,000 shares, none issued                                  --             --
  Common stock - $.001 par value; authorized
  200,000,000 shares, 24,857,647 shares issued
  and outstanding                                               24,858         24,858
  Additional paid-in capital                                 1,891,315      1,891,315
  Accumulated (deficit)                                     (1,959,261)    (1,907,509)
                                                           -----------    -----------
      Total stockholders' equity (deficit)                     (43,088)         8,664
                                                           -----------    -----------

Total liabilities and stockholders' equity (deficit)       $     2,912    $    21,429
                                                           ===========    ===========



      The accompanying notes are an integral part of these financial statements.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF OPERATIONS


                                                        For the Twelve Months
                                                           Ended June 30,
                                                      -------------------------
                                                         2009           2008
                                                      ----------    -----------

Revenues                                              $     --      $      --

General and administrative expenses                       51,752         55,394
                                                      ----------    -----------

Loss from operations                                     (51,752)       (55,394)

Other income (expense):

  Income on discharge of indebtedness                       --           71,731

  Interest expense                                          --             (273)
                                                      ----------    -----------

Loss before provision for income taxes                   (51,752)        16,064

Income tax expense                                          --             --
                                                      ----------    -----------

Net income (loss)                                     $  (51,752)   $    16,064
                                                      ==========    ===========


Net income (loss) per common share:
  Basic                                                      *      $      0.01
                                                      ==========    ===========
  Diluted                                                    *      $      0.01
                                                      ==========    ===========


Weighted average number of shares outstanding:
  Basic                                               24,857,647      1,403,866
                                                      ==========    ===========
  Diluted                                             24,857,647      1,403,866
                                                      ==========    ===========

* less than $0.01


   The accompanying notes are an integral part of these financial statements.


                                                          FOREX365, INC.
                                               (formerly known as Solar Group, Inc.)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         FOR THE PERIOD JULY 1, 2007 THROUGH JUNE 30, 2009



                                        Preferred Stock              Common Stock           Additional                 Stockholders'
                                   -------------------------   -------------------------     Paid-In     Accumulated      Equity
                                     Shares        Amount        Shares        Amount        Capital       Deficit       (Deficit)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------


Balance July 1, 2007                      --     $      --       1,027,647   $     1,028   $ 1,676,845   $(1,923,573)   $  (245,700)

  Issuance of common stock for
  cash                                    --            --      21,000,000        21,000       189,000          --          210,000

  Issuance of common stock for
  services                                --            --       2,830,000         2,830        25,470          --           28,300

  Net income                              --            --            --            --            --          16,064         16,064
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance June 30, 2008                     --            --      24,857,647        24,858     1,891,315    (1,907,509)         8,664

  Net (loss)                              --            --            --            --            --         (51,752)       (51,752)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance June 30, 2009                     --     $      --      24,857,647   $    24,858   $ 1,891,315   $(1,959,261)   $   (43,088)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========

*after giving retroactive effect to the reduction in par value from $0.01 to $0.001 per share effective August 14, 2008


   The accompanying notes are an integral part of these financial statements.


                                   FOREX365, INC.
                        (formerly known as Solar Group, Inc.)

                              STATEMENTS OF CASH FLOWS


                                                             For the Twelve Months
                                                                  Ended June 30,
                                                             ----------------------
                                                                2009         2008
                                                             ---------    ---------

Cash Flows from Operating Activities:
  Net income (loss)                                          $ (51,752)   $  16,064
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Income on discharge of indebtedness                         --        (71,731)
      Common stock issued for services                            --         28,300

    Change in operating assets and liabilities:
      Accrued liabilities and payables                            (265)     (54,162)
      Accrued liabilities and payables - related parties        23,500      (42,042)
      Litigation obligation                                       --        (63,000)
                                                             ---------    ---------
      Net cash used in operating activities                    (28,517)    (186,571)
                                                             ---------    ---------

Cash Flows from Investing Activities:
                                                             ---------    ---------
      Net cash provided by (used in) investing activities         --           --
                                                             ---------    ---------

Cash Flows from Financing Activities:
      Payments on advances                                        --         (2,000)
      Common stock issuance for cash                              --        210,000
      Net proceeds from revolving loans                         10,000         --
                                                             ---------    ---------
      Net cash provided by (used in) financing activities       10,000      208,000
                                                             ---------    ---------

Net Change in Cash                                             (18,517)      21,429
Cash, at beginning of period                                    21,429         --
                                                             ---------    ---------
Cash, at end of period                                       $   2,912    $  21,429
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $    --      $    --
                                                             =========    =========
  Cash paid during the period for taxes                      $    --      $    --
                                                             =========    =========


    The accompanying notes are an integral part of these financial statements.

                                        23

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

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

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     geographical location and, thus, may acquire any type of business. No assurance can be given that the Company will ever complete a business combination with an operating company.

     Basis of Presentation

     The accompanying financial statements include the accounts of the Company. The Company has no subsidiaries.

     Going Concern

     Since inception, the Company had a cumulative net loss of $1,959,261 and $1,907,509 as of June 30, 2009 and June 30, 2008, respectively. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF ACCOUNTING POLICIES:

     Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

     The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

     As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of July 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal years ended June 30, 2008 and 2009, there were no increases or decreases in unrecognized tax benefits as a

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2008 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2009, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended June 30, 1999 and after remain subject to examination by major taxing jurisdictions.

     The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal years ended June 30, 2008 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2008 and 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 or June 30, 2008.

     Fair Value of Financial Instruments

     On July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

          o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

          o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

          o Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

        The fair value of the Company's cash and cash equivalents, accrued liabilities and payables and revolving loans payable approximate carrying value because of the short-term nature of these items.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     Stock Compensation for Services Rendered

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at June 30, 2009 and 2008.

     Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the years ended June 30, 2009 and June 30, 2008.

     Earnings (Loss) per Share

     Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since there are no potentially dilutive securities for the years ended June 30, 2009 and 2008, dilutive EPS calculations are not included.

     Recent Pronouncements

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141(R) will become effective as of the beginning of our 2009 fiscal year.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the quarter ending March 31, 2009.

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

     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim and fiscal periods ending after June 15, 2009.

     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 168 is effective for interim and fiscal periods ending after September 15, 2009.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     The implementation and adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

     As of June 30, 2009, the Company had 24,857,647 shares of common stock, $0.001 par value per share, outstanding. As of June 30, 2009, there were no outstanding options or warrants to purchase shares of the Company's common stock.

4.   RELATED PARTY TRANSACTIONS:

     Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a Settlement and Release Agreement with Leon Leibovich, which provided that for the partial payment, at the closing of the sale of the Shares by the Company,

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of the Shares. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of the Shares and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. On October 22, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity. As of the June 30, 2009 and 2008, the Company had unpaid consulting fees owed to Leon Leibovich of $0 and $12,500, respectively, which have been recorded as accrued liabilities and payables - related parties.

     On May 5, 2008, the Company entered into a revolving loan agreement with Vero Management, L.L.C. ("Vero"). Pursuant to this agreement, the Company borrowed $10,500 from Vero on May 5, 2008. The Company is required to repay the outstanding advances in full on or before June 30, 2008. The loan bears interest at a rate of 6% per annum. The loan was used by the Company to pay professional fees. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and a director is the sole member and manager of Vero. The Company paid the Vero loan on June 27, 2008 from the proceeds of the sale of Shares. Vero waived any payment of accrued interest on the loan.

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

     Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. The Company recorded expenses for these services of $36,000 during

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     the year ended June 30, 2009. As of June 30, 2009, the Company had unpaid fees owed to Vero of $36,000, which have been recorded as accrued liabilities and payables - related parties.

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

     As of June 30, 2009, the Company has received aggregate advances of $7,000 from Vero and $3,000 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009. Vero and Lionsridge have waived any payment under the revolving loans until the occurrence of a change of control. The Company has recorded these advances as revolving loans payable - related parties.

5.   REVOLVING LOAN

     On November 17, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("Lender"). Pursuant to this agreement, the Company borrowed $5,000 from the Lender on November 17, 2005. The Company is required to repay the outstanding advances in full on or before June 30, 2008. The loan bears interest at a rate of 6% per annum. The loan was used by the Company to pay attorneys in connection with certain litigation. See note 6. The Company paid the Keating Investments loan on June 27, 2008 from the proceeds of the sale of Shares. Keating Investments waived any payment of accrued interest on the loan. Keating Investments, LLC is the managing member of KIG Investors II, LLC ("KIG"). KIG assigned its rights to purchase the Shares to Kevin R. Keating and the Investor on June 20, 2008.

     See note 4 above for revolving loan agreements between the Company and certain related parties.

6.   LITIGATION

     The Company was named in a civil action filed in Nevada District Court, Clark County on August 7, 2007 captioned Benchmark Capital, LLC vs. Forex365, Inc., formerly known as Solar Group, Inc., Leon Leibovich and Does I-XV (the "Benchmark Action"). The lawsuit alleges a number of causes of action related to Benchmark's attempts to acquire a controlling interest in the Company from certain stockholders ("Controlling Interest") during the period from April 2005 to May 2007. During this time period, Benchmark alleges it advanced monies to the Company to pay certain expenses and costs of the Company. Benchmark alleges certain other defendants breached a verbal agreement to sell it the Controlling Interest. Generally, Benchmark is demanding the Company to repay these advances in and/or to issue its

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     common stock to Benchmark in lieu of cash repayment of the advances. Benchmark is also seeking specific performance to have the Controlling Interest transferred to it.

     On November 1, 2007, the Company was advised that a default judgment had been entered against the Company on October 31, 2007. The default judgment provides that the Company pay Benchmark the sum of $41,670.88 plus interest at 10.25% per annum from August 7, 2007 until paid, plus costs of $447.98 and attorney fees of $5,420. On January 8, 2008, the Court vacated the default judgment against the Company. The Company has timely filed its answer to complaint.

     On March 10, 2008, Benchmark agreed to settle the Benchmark Action and to release the Company and other defendants from all claims (including a $2,000 advance made in June 2006 by Benchmark to pay the Company's corporate filing fees to the State of Nevada) in exchange for a cash payment of $65,000 ("Benchmark Settlement Amount"). Pursuant to AICPA Statement on Auditing Standards No. 1, Subsequent Events ("SAS 1"), the Company recorded a litigation loss for $63,000 related to the settlement of the Benchmark Action in fiscal year ended June 30, 2007 since the events that gave raise to the claim occurred during the fiscal year ended June 30, 2007.

     On June 25, 2008, the Company paid the Benchmark Settlement Amount in full from the proceeds of the sale of the Shares. On June 30, 2008, the Benchmark Action was dismissed with prejudice.

7.   INCOME TAXES:

     The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

     As of June 30, 2009, the Company had net operating loss carryovers of approximately $980,573 which will expire through the year 2029. Since the Company has yet to prove the ability to generate taxable income, a valuation account has been recognized to eliminate the deferred tax asset.

     Deferred tax assets and the valuation account are as follows at June 30, 2009 and 2008:

                                        2009         2008
                                     ---------    ---------
          Deferred tax asset
               NOL Carryforward      $ 301,500    $ 286,100
               Valuation Allowance    (301,500)    (286,100)
                                     ---------    ---------
                                     $    --      $    --
                                     =========    =========


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

     The components of income tax expense are as follows:

                                   For the Twelve Months Ended June 30,
                                   ------------------------------------
                                            2009        2008
                                          --------    --------

          Current federal tax             $   --      $   --
          Current state tax                   --          --
          Change in NOL benefit             15,400       2,500
          Change in valuation allowance    (15,400)     (2,500)
                                          --------    --------
                                          $   --      $   --
                                          ========    ========


     The Company has no unrecognized tax benefits as a result of tax positions taken with respect to the fiscal year ended June 30, 2009 or prior fiscal years. See Note 2.

8.   BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE

     The following data show the amounts used in computing basic income (loss) per share:

                                                              For the Twelve Months Ended June 30,
                                                              ------------------------------------
                                                                      2009            2008
                                                                  ------------    ------------

                  Income (loss) from operations available to
             common stockholders (numerator)                      $    (51,752)   $     16,064
                                                                  ------------    ------------

                  Weighted average number of common shares
             outstanding used in income (loss) per share during
             the period (denominator)                               24,857,647       1,403,866
                                                                  ------------    ------------

                  Basic income (loss) per common share                       *    $       0.01
          * Less than $0.01 per share.

     Fully Diluted income (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of fully diluted income (loss) per share.

9.   SUBSEQUENT EVENTS

     On or about August 13, 2009, the Company received additional advances totaling $4,000 ($2,500 from Vero and $1,500 from Lionsridge) under certain revolving loan agreements. See Note 4 - Related Party Transactions.

                                       33

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

     None.

Item 9A. Controls and Procedures.

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

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

     Our sole officer and director and additional information concerning him is as follows:

        Name               Age                       Position
--------------------   ------------  -------------------------------------------
  Kevin R. Keating         69        Chief Executive Officer, Chief Financial
                                     Officer, President, Secretary and Treasurer and Director

     The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

     Kevin R. Keating has served as a director of the Company since November 15, 2007. Mr. Keating was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer effective November 16, 2007. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies, including the Company.

     For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

     Additionally, Mr. Keating currently serves as the sole officer and director of Catalyst Lighting Group, Inc., a public shell company that is quoted on the OTC BB. Also, he is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

Audit Committee and Audit Committee Financial Expert

     The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of the Company's independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     o    Compliance with applicable governmental laws, rules and regulations;

     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     o    Accountability for adherence to the code.

     Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

     Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

     Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Board Meetings; Nominating and Compensation Committees

     The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended June 30, 2009. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

     The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

     There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

     The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or bylaws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

     Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Indemnification

     Under Nevada corporate law and pursuant to our restated articles of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Involvement in Certain Legal Proceedings

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Kevin R. Keating, during the past five years.

Item 11. Executive Compensation

Compensation Discussion and Analysis

     The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

     The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.


     Except as set forth in the summary compensation table below, during the fiscal years ended June 30, 2007, 2008 and 2009, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

     On June 26, 2008, the Company issued Kevin R. Keating 630,000 shares of the
Company's common stock valued at $6,300 for consulting services provided by Mr.
Keating. Please see Item 13, Certain Relationships and Related Transactions, and
Director Independence, below for a full discussion of a certain agreement between the Company and Vero Management, L.L.C., a limited liability company for which Mr. Keating is the sole member and manager. Mr. Keating intends to devote very limited time to our affairs.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Keating for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment or services to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

     As of August 11, 2009, there were no outstanding shares of preferred stock, no outstanding securities convertible into our common stock and no outstanding options or warrants to acquire our common stock.

     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

     The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the fiscal years ended June 30, 2007, 2008 and 2009.

-------------- ------- -------- -------- --------- --------  ------------ ------------  ------------  -------------
     (a)        (b)      (c)      (d)      (e)        (f)        (g)          (h)            (i)           (j)
-------------- ------- -------- -------- --------- --------  ------------ ------------  ------------  -------------
                                                             Non-equity   Non-qualified
                                                              Incentive    Deferred
  Name and                                Stock     Option       Plan     Compensation    All Other      Total
  Principal            Salary    Bonus    Awards    Awards   Compensation   Earnings    Compensation  Compensation
  Position      Year     ($)      ($)      ($)        ($)        ($)          ($)            ($)          ($)
-------------- ------- -------- -------- --------- --------  ------------ ------------  ------------  -------------

Leon            2009     $0       $0       $0         $0          $0          $0             $0            $0
Leibovich       2008     $0       $0       $0         $0          $0          $0           $13,500       $13,500
(former         2007     $0       $0       $0         $0          $0          $0           $42,000       $42,000
CEO)(1)
-------------- ------- -------- -------- --------- --------  ------------ ------------  ------------  --------------

Kevin R.        2009     $0       $0       $0         $0          $0          $0             $0            $0
Keating         2008     $0       $0     $6,300       $0          $0          $0             $0           $6,300
(CEO, Pres.,    2007     $0       $0       $0         $0          $0          $0             $0            $0
CFO, Tres.
and
Secry.)(2)
-------------- ------- -------- -------- --------- --------  ------------ ------------  ------------  --------------

                                       38

     (1) Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a Settlement and Release Agreement with Leon Leibovich, which provided for the partial payment of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 in full and complete payment of $140,000 of unpaid consulting fees.

     (2) On June 26, 2008, the Company issued Kevin R. Keating 630,000 shares of the Company's common stock valued at $6,300 for consulting services provided by Mr. Keating.

Employment and Other Agreements

     The Company has no employment agreements or other agreements with any of its executive officers. The Company currently has no employees.

Compensation of Directors

     During the fiscal years ended June 30, 2007, 2008 and 2009, Messrs. Leibovich and Keating did not receive separate compensation for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the Company's common stock beneficially owned on August 11, 2009, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At August 11, 2009, 24,857,647 shares of the Company's common stock were outstanding.

                                        Number of Shares
        Name and Address               Beneficially Owned    Percent of Shares
        ----------------               ------------------    -----------------

   Kevin R. Keating                        16,630,000              66.90%
   190 Lakeview Way
   Vero Beach, Florida 32963

   Frederic M. Schweiger (1)                7,200,000              28.96%
   2395 Woodglen Drive
   Aurora, Illinois 60502

   Lionsridge Capital, LLC                  5,000,000              20.11%
   c/o Frederic M. Schweiger
   2395 Woodglen Drive
   Aurora, Illinois 60502

   Garisch Financial, Inc.                  2,200,000               8.85%
   c/o Frederic M. Schweiger
   2395 Woodglen Drive
   Aurora, Illinois 60502

   All Executive Officers and              16,630,000              66.90%
   Directors as a group

     (1) Represents 2,200,000 shares of common stock held directly by Garisch Financial, Inc. over which Frederic M. Schweiger has voting and investment control and therefore may be deemed a beneficial owner of such shares. Represents 5,000,000 shares of common stock held directly by Lionsridge Capital, LLC over which Frederic M. Schweiger has voting and investment control and therefore may be deemed a beneficial owner of such shares.

Item 13. Certain Relationships and Related Transactions, Director Independence.

     Commencing July 1, 2004, the Company's Board of Directors approved a consulting fee of $3,500 per month payable to its former director and Chief Executive Officer, Leon Leibovich, for consulting services rendered to the Company for financial and administrative matters and for assisting the Company in identifying an operating company for a potential business combination. The Company recorded expenses for these consulting services of $13,500 and $42,000 during the fiscal years ended June 30, 2008 and 2007, respectively. On November 14, 2007, the Company entered into a Settlement and Release Agreement with Leon Leibovich, which provided that for the partial payment, at the closing of the sale of the Shares by the Company, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007. As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 ("Settlement Amount") in full and complete payment of $140,000 of unpaid consulting fees. As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of the Shares. In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of the Shares and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity. On October 22, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity. As of the June 30, 2009 and 2008, the Company had unpaid consulting fees owed to Leon Leibovich of $0 and $12,500, respectively.

     On May 5, 2008, the Company entered into a revolving loan agreement with Vero Management, L.L.C. ("Vero"). Pursuant to this agreement, the Company borrowed $10,500 from Vero on May 5, 2008. The Company is required to repay the outstanding advances in full on or before June 30, 2008. The loan bears interest at a rate of 6% per annum. The loan was used by the Company to pay professional fees. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and a director is the sole member and manager of Vero. The Company paid the Vero loan on June 27, 2008 from the proceeds of the sale of Shares. Vero waived any payment of accrued interest on the loan.

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

     On June 26, 2008, the Company issued 2,200,000 shares of common stock to Garisch Financial, Inc. ("GFI"), a consulting firm controlled by Frederic M. Schweiger, for consulting services rendered to the Company, which services were valued at $22,000, or $0.01 per share. The payment of these shares for consulting services was made pursuant to an agreement between the Company and GFI. Mr. Schweiger also controls Lionsridge which purchased 5,000,000 shares of common stock for $50,000 on June 25, 2008 pursuant to the amended Purchase Agreement.

     Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. The Company recorded expenses for these services of $36,000 during the year ended June 30, 2009. As of June 30, 2009, the Company had unpaid fees owed to Vero of $36,000.

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

     As of June 30, 2009, the Company has received aggregate advances of $7,000 from Vero and $3,000 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the earlier of June 30, 2009, or the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009. However, on June 30, 2009, the parties to the revolving loan agreements agreed to extend the maturity date until the occurrence of a change of control of the Company pursuant to certain letter agreements dated as of June 30, 2009, which are attached hereto as Exhibits 4.3 and 4.4. On or about August 13, 2009, the Company received additional advances totaling $4,000 ($2,500 from Vero and $1,500 from Lionsridge) under the revolving loan agreements.

     Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

     The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14. Principal Accountant Fees and Services

     Chisholm, Bierwolf, Nilson & Morrill, LLC ("CBNM") is the Company's independent registered public accounting firm.

Audit Fees

     The aggregate fees billed by CBNM for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $3,600 for the fiscal year ended June 30, 2008 and $7,054 for the fiscal year ended June 30, 2009.

Audit-Related Fees

     There were no fees billed by CBNM for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended June 30, 2008 and 2009.

Tax Fees

     There were $2,000 in fees billed by CBNM for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2009 and $0 for the fiscal year ended June 30, 2008.

All Other Fees

     There were no fees billed by CBNM for other products and services for the fiscal years ended June 30, 2008 and 2009.

Audit Committee's Pre-Approval Process

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

     The Company's financial statements are included in Item 8 of this Annual Report.


Financial Statement Schedules

     All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits

Exhibit Number      Exhibit Description
--------------      -------------------

3.1* Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008

3.2*                Amended and Restated By-laws adopted August 12, 2008

4.1** Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009

4.2** Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009

4.3 Amendment to Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated June 30, 2009

4.4 Amendment to Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated June 30, 2009

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

10.9* Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007

10.10* Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008

10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.12* Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal ended June 30, 2009

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

     ** Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

     Exhibits 4.3, 4.4, 31.1 and 32.1 are attached hereto.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2009                      Forex365, Inc.


                                        By: /s/ Kevin R. Keating
                                            ------------------------
                                            Kevin R. Keating
                                            Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on August 19, 2009.

Signatures                              Title
----------                              -----

/s/ Kevin R. Keating                    Chief Executive Officer, Chief Financial
---------------------                   Officer, President, Treasurer, Secretary
                                        and Sole Director