Form 10-Q
period 2009-09-30
Forex365, Inc.
filed 2009-10-29
CIK 1445229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2009

                         Commission File Number: 0-53436

                                 Forex365, Inc.
                                 --------------
             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                               85-0290243
                 ------                               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | | .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | | .

As of October 19, 2009, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.


                                           TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----


PART I - FINANCIAL INFORMATION:

Item 1.       Financial Statements:                                                                        1

              Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009                        2

              Unaudited Statements of Operations for the Three Months Ended September 30, 2009 and 2008    3

              Unaudited Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008    4

              Notes to Financial Statements (unaudited)                                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations       15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                  21

Item 4T.      Controls and Procedures                                                                     21

PART II - OTHER INFORMATION:

Item 1.       Legal Proceedings                                                                           22

Item 1A.      Risk Factors                                                                                22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                 22

Item 3.       Defaults Upon Senior Securities                                                             22

Item 4.       Submission of Matters to a Vote of Security Holders                                         22

Item 5.       Other Information                                                                           22

Item 6.       Exhibits                                                                                    22

              Signatures                                                                                  24



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





















                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                                 BALANCE SHEETS

                                                      September 30,     June 30,
                                                          2009            2009
                                                       (Unaudited)
                                                       -----------    -----------

                         ASSETS
                         ------
Current Assets:
  Cash                                                 $     2,376    $     2,912
                                                       -----------    -----------

      Total current assets                                   2,376          2,912
                                                       -----------    -----------

Total assets                                           $     2,376    $     2,912
                                                       ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------
Current liabilities:
  Accrued liabilities and payables - related parties   $    39,181    $    36,000
  Revolving loans payable - related parties                 14,000         10,000
                                                       -----------    -----------

      Total current liabilities                             53,181         46,000
                                                       -----------    -----------

Total liabilities                                           53,181         46,000
                                                       -----------    -----------

Commitments and contingencies                                 --             --

Stockholders' equity (deficit):
  Preferred stock - $.001 par value; authorized
  10,000,000 shares, none issued                              --             --
  Common stock - $.001 par value; authorized
  200,000,000 shares, 24,857,647 issued and
  outstanding                                               24,858         24,858
  Additional paid-in capital                             1,891,315      1,891,315
  Accumulated (deficit)                                 (1,966,978)    (1,959,261)
                                                       -----------    -----------
      Total stockholders' equity (deficit)                 (50,805)       (43,088)
                                                       -----------    -----------

Total liabilities and stockholders' equity (deficit)   $     2,376    $     2,912
                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF OPERATIONS

                                              For the Three Months Ended September 30,
                                              ---------------------------------------
                                                       2009            2008
                                                   ------------    ------------
                                                    (Unaudited)   (Unaudited)
                                                   ------------    ------------

Revenues                                           $       --      $       --

General and administrative expenses                       7,536          15,863
                                                   ------------    ------------

(Loss) from operations                                   (7,536)        (15,863)

Other income (expense):

  Interest expense                                         (181)           --
                                                   ------------    ------------

(Loss) before provision for income taxes                 (7,717)        (15,863)

Income tax expense                                         --              --
                                                   ------------    ------------

Net income (loss)                                  $     (7,717)   $    (15,863)
                                                   ============    ============


Net income (loss) per common share:
  Basic                                                       *               *
                                                   ============    ============
  Diluted                                                     *               *
                                                   ============    ============


Weighted average number of shares outstanding:
  Basic                                              24,857,647      24,857,647
                                                   ============    ============
  Diluted                                            24,857,647      24,857,647
                                                   ============    ============

* less than $0.01


   The accompanying notes are an integral part of these financial statements.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended September 30,
                                                   ---------------------------------------
                                                              2009        2008
                                                          (Unaudited) (Unaudited)
                                                            --------    --------

Cash Flows from Operating Activities:
  Net income (loss)                                         $ (7,717)   $(15,863)

    Change in operating assets and liabilities:
      Accrued liabilities and payables                          --          (165)
      Accrued liabilities and payables - related parties       3,181       9,000
                                                            --------    --------
      Net cash used in operating activities                   (4,536)     (7,028)
                                                            --------    --------

Cash Flows from Investing Activities:
                                                            --------    --------
      Net cash provided by (used in) investing activities       --          --
                                                            --------    --------

Cash Flows from Financing Activities:
      Net proceeds from revolving loans                        4,000        --
                                                            --------    --------
      Net cash provided by (used in) financing activities      4,000        --
                                                            --------    --------

Net Change in Cash                                              (536)     (7,028)
Cash, at beginning of period                                   2,912      21,429
                                                            --------    --------
Cash, at end of period                                      $  2,376    $ 14,401
                                                            ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                  $   --      $   --
                                                            ========    ========
  Cash paid during the period for taxes                     $   --      $   --
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

     On June 25, 2008, the Company issued an aggregate of 21,000,000 shares of common stock (the "Shares") to Kevin R. Keating and to Lionsridge Capital, LLC, a firm controlled by Fredric M. Schweiger ("Lionsridge"). The Shares were sold by the Company for an aggregate purchase price of $210,000, or $0.01 per share. The Shares have certain registration rights. Immediately following the issuance of the Shares, Kevin R. Keating and Lionsridge owned approximately 95.3% of the Company's outstanding common stock. The proceeds from the sale of the Shares were used by the Company to pay certain liabilities and obligations of the Company.

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2009. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

     The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended June 30, 2009 included in the Company's annual report on Form 10-K.

     The accompanying financial statements include the accounts of the Company. The Company has no subsidiaries.

     Going Concern

     Since inception, the Company had a cumulative net loss of $1,966,978 as of September 30, 2009. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF ACCOUNTING POLICIES:

     Income Taxes

     The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

     Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company performed a review of its material tax positions. At the adoption date of July 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the quarter ended September 30, 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2009, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended June 30, 1999 and after remain subject to examination by major taxing jurisdictions.

     The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the quarter ended September 30, 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2009.

     Fair Value of Financial Instruments

     On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

     Stock Compensation for Services Rendered

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to Non-employees ("Section 505-50"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at September 30, 2009.

     Revenue Recognition

     The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the quarter ended September 30, 2009.

     Earnings (Loss) per Share

     Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since there are no potentially dilutive securities for the quarters ended September 30, 2009 and 2008, dilutive EPS calculations are not included.

     Recent Pronouncements

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic 805, Business Combinations ("Topic 805"). Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Topic 805 also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of Topic 805 became effective as of the beginning of the Company's fiscal year beginning July 1, 2009.

     In December 2007, the FASB issued Accounting Standards Codification Topic 810, Consolidation ("Topic 810"). Topic 810 establishes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This consolidation method will significantly change the accounting for transactions with minority interest holders. Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of Topic 810 shall be applied prospectively. This consolidation method is effective for the Company's fiscal year beginning July 1, 2009.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     In March 2008, the FASB issued amendments to Accounting Standards Codification Sections 815-10-15 and 815-10-65, Derivatives and Hedging, Overall. These amendments expand the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These amendments are effective for the quarter ending March 31, 2009.

     In June 2008, the FASB amended Accounting Standards Codification Section 260-10, Earnings per Share, Overall. These amendments address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. These amendments require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. These amendments are effective for the fiscal year beginning July 1, 2009.

     In June 2008, the FASB adopted Accounting Standards Codification Section 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity. This section provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. This section is effective for the fiscal year beginning July 1, 2009.

     In June 2008, the FASB amended Accounting Standards Codification Section 840-10, Leases, Overall. These amendments provide guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. These amendments are effective for the fiscal year beginning July 1, 2009.

     In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall. These amendments establish the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These amendments are effective for the quarter and fiscal year ended June 30, 2009.

     In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles--amendments based on--Statement of Financial Accounting Standards No. 168--The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, amending Accounting Standards Codification Section 105, Generally Accepted Accounting Principles ("Update No. 2009-01") which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Update No. 2009-01 is effective for interim and fiscal periods ending after September 15, 2009.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments--Amendment to Section 480-10-S99 (SEC Update), amending Accounting Standards Codification Section 480-10-S99, Distinguishing Liabilities from Equity, Overall ("Update No.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     2009-04"), which requires certain securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Update No. 2009-04 is effective for interim and fiscal periods ending after August 26, 2009.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)--Measuring Liabilities at Fair Value, amending Accounting Standards Codification Section 820-10, Fair Value Measurements and Disclosures, Overall ("Update No. 2009-05"), which provides clarification of the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. Update No. 2009-05 is effective for interim and fiscal periods ending after August 26, 2009.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Income Taxes (Topic 740)--Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, amending Accounting Standards Codification Section 740, Income Taxes ("Update No. 2009-06"), which provides implementation guidance on accounting for uncertainty in income taxes. The implementation guidance applies to all non-government entities, and the disclosure amendments apply only to non-public entities. Update No. 2009-06 is generally effective for interim and fiscal periods ending after September 15, 2009.

     The implementation and adoption of these Standards is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

3.   STOCKHOLDERS' EQUITY:

     As of June 30, 2007, the Company had 1,027,647 shares of common stock, $0.01 par value per share, outstanding.

     On June 25, 2008, the Company issued 16,000,000 shares of common stock to Kevin R. Keating, a director of the Company and the Company's sole officer, for a purchase price of $160,000, or $0.01 per share.

     On June 25, 2008, the Company issued 5,000,000 shares of common stock to Lionsridge for a purchase price of $50,000, or $0.01 per share.

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

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     As of September 30, 2009, the Company had 24,857,647 shares of common stock, $0.001 par value per share, outstanding. As of September 30, 2009, there were no outstanding options or warrants to purchase shares of the Company's common stock.

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

     Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. Effective July 1, 2009, the Company and Vero reduced the monthly fee under the Management Agreement from $3,000 to $1,000. The Company recorded expenses for these services of $3,000 during the quarter ended September 30, 2009. As of September 30, 2009, the Company had unpaid fees owed to Vero of $39,000, which have been recorded as accrued liabilities and payables - related parties.

     On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Vero totaling $7,000. On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company.

     On January 9, 2009, Lionsridge entered into a revolving loan agreement with the Company under which Lionsridge has agreed to advance the Company up to $6,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Lionsridge totaling $3,000. On August 19, 2009, the Company received an additional advance from Lionsridge totaling $1,500. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic
     M. Schweiger.

     As of September 30, 2009, the Company has received aggregate advances of $9,500 from Vero and $4,500 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009. The Company has recorded these advances as revolving loans payable - related parties.

5.   REVOLVING LOAN

     On November 17, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("Lender"). Pursuant to this agreement, the Company borrowed $5,000 from the Lender on November 17, 2005. The Company is required to repay the outstanding advances in full on or before June 30, 2008. The loan bears interest at a rate of 6% per annum. The loan was used by the Company to pay attorneys in connection with certain litigation. See note 6. The Company paid the Keating Investments loan on June 27, 2008 from the proceeds of the sale of Shares. Keating Investments waived any payment of accrued interest on the loan. Keating Investments, LLC is the managing member of KIG Investors II, LLC ("KIG"). KIG assigned its rights to purchase the Shares to Kevin R. Keating and Lionsridge on June 20, 2008.

     See note 4 above for revolving loan agreements between the Company and certain related parties.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   LITIGATION

     The Company was named in a civil action filed in Nevada District Court, Clark County on August 7, 2007 captioned Benchmark Capital, LLC vs. Forex365, Inc., formerly known as Solar Group, Inc., Leon Leibovich and Does I-XV (the "Benchmark Action"). The lawsuit alleged a number of causes of action related to Benchmark's attempts to acquire a controlling interest in the Company from certain stockholders ("Controlling Interest") during the period from April 2005 to May 2007. During this time period, Benchmark alleged it advanced monies to the Company to pay certain expenses and costs of the Company. Benchmark alleged certain other defendants breached a verbal agreement to sell it the Controlling Interest. Generally, Benchmark demanded the Company to repay these advances in and/or to issue its common stock to Benchmark in lieu of cash repayment of the advances. Benchmark was also seeking specific performance to have the Controlling Interest transferred to it.

     On November 1, 2007, the Company was advised that a default judgment had been entered against the Company on October 31, 2007. The default judgment provided that the Company pay Benchmark the sum of $41,670.88 plus interest at 10.25% per annum from August 7, 2007 until paid, plus costs of $447.98 and attorney fees of $5,420. On January 8, 2008, the Court vacated the default judgment against the Company. The Company timely filed its answer to the complaint.

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

     As of June 30, 2009, the Company had net operating loss carryovers of approximately $980,573 which will expire through the year 2029. A valuation allowance was established at June 30, 2009 to fully offset the benefit from the net operating loss carryforward to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carryforward period. On June 25, 2008, upon the issuance of common shares to Kevin R. Keating and Lionsridge, the Company underwent a change of control pursuant to Section 382 of the Internal Revenue Code. Net operating losses prior to the change of control are limited in post change periods under Section 382.


                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company has no unrecognized tax benefits as a result of tax positions taken with respect to the quarter ended September 30, 2009 or prior periods. See Note 2.

8.   BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE

     The following data show the amounts used in computing basic income (loss) per share:

                                                              For the Three Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                2009            2008
                                                            ------------    ------------
                                                             (unaudited)     (unaudited)

            Income (loss) from operations available to
       common stockholders (numerator)                      $     (7,717)   $    (15,863)
                                                            ------------    ------------

            Weighted average number of common shares
       outstanding used in income (loss) per share during
       the period (denominator)                               24,857,647      24,857,647
                                                            ------------    ------------

            Basic income (loss) per common share                       *               *
       * Less than $0.01 per share.

     Fully Diluted income (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of fully diluted income (loss) per share.









                                       14

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


Results of Operation

     For the three month periods ended September 30, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the three months ended September 30, 2009, the Company had a net loss of $7,717, comprised of (a) accounting fees of $4,000 incurred in relation to the audit of the Company's financial statements for the fiscal year ended June 30, 2009, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $536, and (d) interest expense of $181 on certain loans to related parties.

     For the three months ended September 30, 2008, the Company had a net loss of $15,863, comprised of (a) accounting fees of $4,000 incurred in relation to the audit of the Company's financial statements for the fiscal year ended June 30, 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $1,972, (d) stock transfer agent fees of $425, (e) state franchise taxes and annual fees of $300, and (f) miscellaneous expenses of $166.

     The primary reason for the reduction in net loss for the three month periods ended September 30, 2008 and 2009 was the reduction of the monthly management fee paid to Vero for managerial and administrative services which was reduced form $3,000 to $1,000 effective July 1, 2009.

Liquidity and Capital Resources

     As of September 30, 2009, the Company had assets equal to $2,376, comprised exclusively of cash. The Company's current liabilities as of September 30, 2009 included: (a) $39,000 owed to Vero for management services, (b) $14,000 owed to certain related parties under revolving loan agreements, and (c) $181 for interest owed to certain related parties under revolving loan agreements.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2009 and 2008:

                      Three months ended September 30,
                              2009       2008
                            -------    -------

     Operating activities   $(4,536)   $(7,028)
     Investing activities      --         --
     Financing activities     4,000       --
                            -------    -------

     Net effect on cash     $  (536)   $(7,028)
                            =======    =======

     On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Vero totaling $7,000. On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company.

     On January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") entered into a revolving loan agreement with the Company under which Lionsridge has agreed to advance the Company up to $6,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Lionsridge totaling $3,000. On August 19, 2009, the Company received an additional advance from Lionsridge totaling $1,500. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

     As of September 30, 2009, the Company has received aggregate advances of $9,500 from Vero and $4,500 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June 30, 2009, and our unaudited financial statements for the quarter ended September 30, 2009 include a "going concern" footnote.

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

     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings.

     To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report for the year ended June 30, 2009 ("Annual Report") filed with the Securities and Exchange Commission, which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

3.1* Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008

3.2*             Amended and Restated By-laws adopted August 12, 2008

4.1** Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009

4.2** Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009

4.3*** Amendment to Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated June 30, 2009

4.4*** Amendment to Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated June 30, 2009

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

10.9* Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007

10.10* Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008

10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.12* Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008

10.13 Amendment to Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2009

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

     ** Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

     *** Filed as an exhibit to the Company's Form 10-K, as filed with the Securities and Exchange Commission on August 19, 2009 and incorporated herein by this reference.

     Exhibits 10.13, 31.1 and 32.1 are attached hereto.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 29, 2009                    FOREX365, INC.

                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director