Form 10-Q
period 2009-12-31
Forex365, Inc.
filed 2010-01-19
CIK 1445229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2009

                         Commission File Number: 0-53436

                                 Forex365, Inc.
                                 --------------
             (Exact Name of Registrant as Specified in its Charter)

                Nevada                                85-0290243
    -------------------------------     ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                  Accelerated filer         |_|
Non-accelerated filer    |_|                  Smaller reporting company |X|
 (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_| .

As of January 8, 2010, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.


                                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements:                                                                                  1

          Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009                                   2

          Unaudited Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008       3

          Unaudited Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008                 4

          Notes to Financial Statements (unaudited)                                                              5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            22

Item 4T.  Controls and Procedures                                                                               22

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                                     22

Item 1A.  Risk Factors                                                                                          22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                           23

Item 3.   Defaults Upon Senior Securities                                                                       23

Item 4.   Submission of Matters to a Vote of Security Holders                                                   23

Item 5.   Other Information                                                                                     23

Item 6.   Exhibits                                                                                              23

          Signatures                                                                                            25



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














                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                                 BALANCE SHEETS

                                                         December 31,     June 30,
                                                             2009           2009
                                                         (Unaudited)
                                                         -----------    -----------

                         ASSETS
                         ------
Current Assets:
  Cash                                                   $       682    $     2,912
                                                         -----------    -----------

      Total current assets                                       682          2,912
                                                         -----------    -----------

Total assets                                             $       682    $     2,912
                                                         ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
Current liabilities:
  Accrued liabilities and payables - related parties     $    42,393    $    36,000
  Revolving loans payable - related parties                   14,000         10,000
                                                         -----------    -----------

      Total current liabilities                               56,393         46,000
                                                         -----------    -----------

Total liabilities                                             56,393         46,000
                                                         -----------    -----------

Commitments and contingencies                                   --             --

Stockholders' equity (deficit):
  Preferred stock - $.001 par value; authorized
  10,000,000 shares, none issued                                --             --
  Common stock - $.001 par value; authorized
  200,000,000 shares, 24,857,647 issued and
  outstanding                                                 24,858         24,858
  Additional paid-in capital                               1,891,315      1,891,315
  Accumulated (deficit)                                   (1,971,884)    (1,959,261)
                                                         -----------    -----------
      Total stockholders' equity (deficit)                   (55,711)       (43,088)
                                                         -----------    -----------

  Total liabilities and stockholders' equity (deficit)   $       682    $     2,912
                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                               FOREX365, INC.
                                   (formerly known as Solar Group, Inc.)

                                         STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended      For the Six Months Ended
                                                         December 31,                    December 31,
                                                 ----------------------------   ----------------------------
                                                     2009            2008           2009            2008
                                                 ------------    ------------   ------------    ------------
                                                 (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                 ------------    ------------   ------------    ------------

Revenues                                         $       --      $       --     $       --      $       --

General and administrative expenses                     4,694          14,556         12,230          30,419
                                                 ------------    ------------   ------------    ------------

(Loss) from operations                                 (4,694)        (14,556)       (12,230)        (30,419)

Other income (expense):

  Interest expense                                       (212)           --             (393)           --
                                                 ------------    ------------   ------------    ------------

(Loss) before provision for income taxes               (4,906)        (14,556)       (12,623)        (30,419)

Income tax expense                                       --              --             --              --
                                                 ------------    ------------   ------------    ------------

Net income (loss)                                $     (4,906)   $    (14,556)  $    (12,623)   $    (30,419)
                                                 ============    ============   ============    ============


Net income (loss) per common share:
  Basic                                                     *               *              *               *
                                                 ============    ============   ============    ============
  Diluted                                                   *               *              *               *
                                                 ============    ============   ============    ============


Weighted average number of shares outstanding:
  Basic                                            24,857,647      24,857,647     24,857,647      24,857,647
                                                 ============    ============   ============    ============
  Diluted                                          24,857,647      24,857,647     24,857,647      24,857,647
                                                 ============    ============   ============    ============

* less than $0.01


                 The accompanying notes are an integral part of these financial statements.



                                     FOREX365, INC.
                          (formerly known as Solar Group, Inc.)

                                STATEMENTS OF CASH FLOWS

                                                                   For the Six Months Ended
                                                                          December 31,
                                                                   ------------------------
                                                                       2009        2008
                                                                   (Unaudited)  (Unaudited)
                                                                   -----------  -----------

         Cash Flows from Operating Activities:
           Net income (loss)                                         $(12,623)   $(30,419)

             Change in operating assets and liabilities:
               Accrued liabilities and payables                          --         4,602
               Accrued liabilities and payables - related parties       6,393       5,500
                                                                     --------    --------
               Net cash used in operating activities                   (6,230)    (20,317)
                                                                     --------    --------

         Cash Flows from Investing Activities:
                                                                     --------    --------
               Net cash provided by (used in) investing activities       --          --
                                                                     --------    --------

         Cash Flows from Financing Activities:
               Net proceeds from revolving loans                        4,000        --
                                                                     --------    --------
               Net cash provided by (used in) financing activities      4,000        --
                                                                     --------    --------

         Net Change in Cash                                            (2,230)    (20,317)
         Cash, at beginning of period                                   2,912      21,429
                                                                     --------    --------
         Cash, at end of period                                      $    682    $  1,112
                                                                     ========    ========

         Supplemental Disclosure of Cash Flow Information:
           Cash paid during the period for interest                  $   --      $   --
                                                                     ========    ========
           Cash paid during the period for taxes                     $   --      $   --
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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2009. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

     The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended June 30, 2009 included in the Company's annual report on Form 10-K.

     The accompanying financial statements include the accounts of the Company. The Company has no subsidiaries.

     Going Concern

     Since inception, the Company had a cumulative net loss of $1,971,884 as of December 31, 2009. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   SUMMARY OF ACCOUNTING POLICIES:
     -------------------------------

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

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The Company performed a review of its material tax positions. At the adoption date of July 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the quarter ended December 31, 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2009, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended June 30, 1999 and after remain subject to examination by major taxing jurisdictions.

     The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the quarter ended December 31, 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009.

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

     Stock Compensation for Services Rendered

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to Non-employees ("Section 505-50"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur. The Company had no common stock options or warrants outstanding at December 31, 2009.

     Revenue Recognition

     The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the quarter ended December 31, 2009.

     Earnings (Loss) per Share

     Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since there are no potentially dilutive securities for the quarters ended December 31, 2009 and 2008, dilutive EPS calculations are not included.

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

     In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505)--Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force ("Update No. 2010-01"). The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

     The implementation and adoption of these Standards is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

3.   STOCKHOLDERS' EQUITY:
     ---------------------

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

     As of December 31, 2009, the Company had 24,857,647 shares of common stock, $0.001 par value per share, outstanding. As of December 31, 2009, there were no outstanding options or warrants to purchase shares of the Company's common stock.

4.   RELATED PARTY TRANSACTIONS:
     ---------------------------

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

     Effective July 1, 2008, the Company entered into a management agreement ("Management Agreement") with Vero Management, LLC ("Vero") under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months. The agreement may be terminated by either party in writing during the initial twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero. Effective July 1, 2009, the Company and Vero reduced the monthly fee under the Management Agreement from $3,000 to $1,000. The Company recorded expenses for these services of $3,000 during the quarter ended December 31, 2009. As of December 31, 2009, the Company had unpaid fees owed to Vero of $42,000, which have been recorded as accrued liabilities and payables - related parties.

     On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Vero totaling $7,000. On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company. See note 9.

     On January 9, 2009, Lionsridge entered into a revolving loan agreement with the Company under which Lionsridge has agreed to advance the Company up to $6,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Lionsridge totaling $3,000. On August 19, 2009, the Company received an additional advance from Lionsridge totaling $1,500. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic
     M. Schweiger. See note 9.

     As of December 31, 2009, the Company has received aggregate advances of $9,500 from Vero and $4,500 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009. The Company has recorded these advances as revolving loans payable - related parties.

                                 FOREX365, INC.
                      (formerly known as Solar Group, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   REVOLVING LOAN
     --------------

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

6.   LITIGATION
     ----------

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

7.   INCOME TAXES:
     -------------

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

     The Company has no unrecognized tax benefits as a result of tax positions taken with respect to the quarter ended December 31, 2009 or prior periods. See Note 2.

8.   BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE
     -----------------------------------------------

     The following data show the amounts used in computing basic income (loss) per share:

                                                                 For the Six Months Ended
                                                                        December 31,
                                                               ----------------------------
                                                                   2009            2008
                                                               ------------    ------------
                                                               (unaudited)     (unaudited)
                                                               ------------    ------------
               Income (loss) from operations available to
          common stockholders (numerator)                      $    (12,623)   $    (30,419)
                                                               ------------    ------------

               Weighted average number of common shares
          outstanding used in income (loss) per share during
          the period (denominator)                               24,857,647      24,857,647
                                                               ------------    ------------

               Basic income (loss) per common share                       *               *

        * Less than $0.01 per share.

     Fully Diluted income (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of fully diluted income (loss) per share.

9.   SUBSEQUENT EVENTS
     -----------------

     On January 8, 2010, the Company received an additional advance under its revolving loan from Vero totaling $3,500. On January 8, 2010, the Company received an additional advance from Lionsridge totaling $1,500. See note 4.

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


Results of Operation

     For the three and six month periods ended December 31, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     Three months ended December 31, 2009 and 2008
     ---------------------------------------------

     For the three months ended December 31, 2009, the Company had a net loss of $4,906, comprised of (a) accounting fees of $1,395 incurred in relation to the audit of the Company's financial statements for the fiscal year ended June 30, 2009 and the review of the Company's financial statements for the fiscal quarter ended September 30, 2009, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $299, and (d) interest expense of $212 on certain loans to related parties.

     For the three months ended December 31, 2008, the Company had a net loss of $14,556, comprised of (a) accounting fees of $2,668 incurred in relation to the audit of the Company's financial statements for the fiscal year ended June 30, 2008 and the review of the Company's financial statements for the fiscal quarter ended September 30, 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $689, (d) stock transfer agent fees of $2,100, and (e) miscellaneous expenses of $99.

     One of the primary reasons for the reduction in net loss for the three month periods ended December 31, 2008 and 2009 was the reduction of the monthly management fee paid to Vero for managerial and administrative services which was reduced from $3,000 to $1,000 effective July 1, 2009.

     Six months ended December 31, 2009 and 2008
     -------------------------------------------

     For the six months ended December 31, 2009, the Company had a net loss of $12,623, comprised of (a) accounting fees of $5,396 incurred in relation to the annual audit and quarterly reviews of the Company's financial statements, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $834, and (d) interest expense of $393 on certain loans to related parties.

     For the six months ended December 31, 2008, the Company had a net loss of $30,419, comprised of (a) accounting fees of $6,668 incurred in relation to the annual audit and quarterly reviews of the Company's financial statements, (b) management fees of $18,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $2,661, (d) stock transfer agent fees of $2,525, (e) registered agent and Nevada annual report fees of $399, and (f) miscellaneous expenses of $166.

     One of the primary reasons for the reduction in net loss for the six month periods ended December 31, 2008 and 2009 was the reduction of the monthly management fee paid to Vero for managerial and administrative services which was reduced from $3,000 to $1,000 effective July 1, 2009.

Liquidity and Capital Resources

     As of December 31, 2009, the Company had assets equal to $682, comprised exclusively of cash. The Company's current liabilities as of December 31, 2009 included: (a) $42,000 owed to Vero for management services, (b) $14,000 owed to certain related parties under revolving loan agreements, and (c) $393 for interest owed to certain related parties under revolving loan agreements.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended December 31, 2009 and 2008:

                         Six months ended December 31,
                              2009        2008
                            --------    --------

     Operating activities   $ (6,230)   $(20,317)
     Investing activities       --          --
     Financing activities      4,000        --
                            --------    --------

     Net effect on cash     $ (2,230)   $(20,317)
                            ========    ========

     On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Vero totaling $7,000. On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. . On January 8, 2010, the Company received an additional advance under its revolving loan from Vero totaling $3,500. Vero is owned and controlled by Kevin R. Keating, the Company's sole officer and director and a principal stockholder of the Company.

     On January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") entered into a revolving loan agreement with the Company under which Lionsridge has agreed to advance the Company up to $6,000 from time to time to provide the Company with working capital. On January 9, 2009, the Company received an initial advance from Lionsridge totaling $3,000. On August 19, 2009, the Company received an additional advance from Lionsridge totaling $1,500. On January 8, 2010, the Company received an additional advance from Lionsridge totaling $1,500. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

     As of December 31, 2009, the Company had received aggregate advances of $9,500 from Vero and $4,500 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June 30, 2009, and our unaudited financial statements for the quarter ended December 31, 2009 include a "going concern" footnote.

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

     As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.


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

10.9* Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007

10.10* Revolving Loan Agreement between Vero Management L.L.C. and the Company dated May 5, 2008

10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008

10.12* Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008

10.13****           Amendment to Agreement between the Company and Vero
                    Management, L.L.C., dated as of July 1, 2009

31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009

32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     **** Filed as an exhibit to the Company's Form 10-Q, as filed with the Securities and Exchange Commission on October 29, 2009 and incorporated herein by this reference.

     Exhibits 31.1 and 32.1 are attached hereto.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 19, 2010                    FOREX365, INC.

                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director