Form 10-Q
period 2010-03-31
Forex365, Inc.
filed 2010-05-14
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

Commission File Number:  0-53436

Forex365, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	85-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Quastisky Building
P.O. BOX 4389
Road Town, Tortola
British Virgin Islands
(Address of Principal Executive Offices and Zip Code)

86-10-8493-8811
(Registrant’s Telephone Number, including Area Code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐.

As of April 30, 2010, there were 24,857,647 shares of common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

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

FOREX365, INC.
(formerly known as Solar Group, Inc.)

BALANCE SHEET

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS
Current Assets:
Cash	$2,505	$2,912

Total current assets	2,505	2,912

Total assets	$2,505	$2,912

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accrued liabilities and payables	$1,754	$-
Accrued liabilities and payables - related parties	$45,620	$36,000
Revolving loans payable – related parties	19,000	10,000

Total current liabilities	66,374	46,000

Total liabilities	66,374	46,000

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock – $.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock – $.001 par value; authorized 200,000,000 shares, 24,857,647 shares issued and outstanding	24,858	24,858
Additional paid-in capital	1,891,315	1,891,315
Accumulated (deficit)	(1,980,042)	(1,959,261)
Total stockholders’ (deficit)	(63,869)	(43,088)

Total liabilities and stockholders’ deficit	$2,505	$2,912

The accompanying notes are an integral part of these financial statements.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

General and administrative expenses	7,931	11,102	20,161	41,521

(Loss) from operations	(7,931)	(11,102)	(20,161)	(41,521)

Other income (expense):

Interest expense	(227)	-	(620)	-

(Loss) before provision for income taxes	(8,158)	(11,102)	(20,781)	(41,521)

Income tax expense	-	-	-	-

Net income (loss)	$(8,158)	$(11,102)	$(20,781)	$(41,521)

Net income (loss) per common share:
Basic	*	*	*	*
Diluted	*	*	*	*

Weighted average number of shares outstanding:
Basic	24,857,647	24,857,647	24,857,647	24,857,647
Diluted	24,857,647	24,857,647	24,857,647	24,857,647

* less than $0.01

The accompanying notes are an integral part of these financial statements.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(20,781)	$(41,521)

Change in operating assets and liabilities:
Accrued liabilities and payables	1,754	(265)
Accrued liabilities and payables - related parties	9,620	14,500
Net cash used in operating activities	(9,407)	(27,286)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities:
Net proceeds from revolving loans	9,000	10,000
Net cash provided by (used in) financing activities	9,000	10,000

Net Change in Cash	(407)	(17,286)
Cash, at beginning of period	2,912	21,429
Cash, at end of period	$2,505	$4,143

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

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

Effective November 15, 2007, the then existing officers and directors of the Company resigned, and Kevin R. Keating became the sole director.  Kevin R. Keating appointed two additional directors to fill the vacancies on the Company’s board of directors (“Board”). The Board then appointed Kevin R. Keating as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.

On June 25, 2008, the Company issued an aggregate of 21,000,000 shares of common stock (the “Shares”) to Kevin R. Keating and to Lionsridge Capital, LLC, a firm controlled by Fredric M. Schweiger (“Lionsridge”).  The Shares were sold by the Company for an aggregate purchase price of $210,000, or $0.01 per share.  The Shares have certain registration rights.  Immediately following the issuance of the Shares, Kevin R. Keating and Lionsridge owned approximately 95.3% of the Company’s outstanding common stock.  The proceeds from the sale of the Shares were used by the Company to pay certain liabilities and obligations of the Company.

The Company currently has no operations but is seeking to acquire an ongoing business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. No assurance can be given that the Company will ever complete a business combination with an operating company.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements for the fiscal year ended June 30, 2009.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended June 30, 2009 included in the Company’s annual report on Form 10-K.

The accompanying financial statements include the accounts of the Company.  The Company has no subsidiaries.

Going Concern
Since inception, the Company had a cumulative net loss of $1,980,042 as of March 31, 2010.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations.  The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company.  The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties.  It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes
The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. At the adoption date of July 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period.  During the quarter ended March 31, 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.  As of March 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.  As of March 31, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.  Generally, the Company’s tax years ended June 30, 1999 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes.  During the quarter ended March 31, 2010, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits.  As of March 31, 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010.

Fair Value of Financial Instruments
On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).  Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and payables and revolving loans payable approximate carrying value because of the short-term nature of these items.

Stock Compensation for Services Rendered
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“Topic 718”) and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to Non-employees (“Section 505-50”).  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.  The Company had no common stock options or warrants outstanding at March 31, 2010.

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S99”).  Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  The Company had no operations and no revenue for the quarter ended March 31, 2010.

Earnings (Loss) per Share
Basic earnings per (loss) share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Since there are no potentially dilutive securities for the quarters ended March 31, 2010 and 2009, dilutive EPS calculations are not included.

Recent Pronouncements
In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall.  These amendments establish the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  These amendments are effective for the quarter and fiscal year ended June 30, 2009.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, amending Accounting Standards Codification Section 105, Generally Accepted Accounting Principles (“Update No. 2009-01”) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Update No. 2009-01 is effective for interim and fiscal periods ending after September 15, 2009.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments—Amendment to Section 480-10-S99 (SEC Update), amending Accounting Standards Codification Section 480-10-S99, Distinguishing Liabilities from Equity, Overall (“Update No. 2009-04”), which requires certain securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer.  Update No. 2009-04 is effective for interim and fiscal periods ending after August 26, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, amending Accounting Standards Codification Section 820-10, Fair Value Measurements and Disclosures, Overall (“Update No. 2009-05”), which provides clarification of the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available.   Update No. 2009-05 is effective for interim and fiscal periods ending after August 26, 2009.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, amending Accounting Standards Codification Section 740, Income Taxes (“Update No. 2009-06”), which provides implementation guidance on accounting for uncertainty in income taxes.  The implementation guidance applies to all non-government entities, and the disclosure amendments apply only to non-public entities.  Update No. 2009-06 is generally effective for interim and fiscal periods ending after September 15, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505)—Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force (“Update No. 2010-01”).  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings per Share).  Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“Update No. 2010-06”).  The amendments in this Update require new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Update No. 2010-06 is generally effective for interim and fiscal periods ending on or after December 15, 2009, except for activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and interim periods within such fiscal years.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“Update No. 2010-09”).  The amendments in this Update no longer require an SEC filer to disclose the date the financial statements are issued.  Update No. 2010-09 is generally effective upon issuance of the Update.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The implementation and adoption of these Standards is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Stockholders’ Equity:

As of June 30, 2007, the Company had 1,027,647 shares of common stock, $0.01 par value per share, outstanding.

On June 25, 2008, the Company issued 16,000,000 shares of common stock to Kevin R. Keating, a director of the Company and the Company’s sole officer, for a purchase price of $160,000, or $0.01 per share.

On June 25, 2008, the Company issued 5,000,000 shares of common stock to Lionsridge for a purchase price of $50,000, or $0.01 per share.

On June 26, 2008, the Company issued 630,000 shares of common stock to Kevin R. Keating for services rendered as a director of the Company, which services were valued at $6,300, or $0.01 per share.

On June 26, 2008, the Company issued 2,200,000 shares of common stock to a consulting firm controlled Frederic M. Schweiger (“Consultant”), which consulting services were valued at $22,000, or $0.01 per share.

Effective August 14, 2008, the Company filed amended and restated articles of incorporation (“Restated Articles of Incorporation”) with the Nevada Scretary of State. The Restated Articles of Incorporation amended the Company’s then current articles of incorporation to, among other things, increase the number of authorized shares of common stock from 50,000,000 to 200,000,000, increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000, and reduce the par value per share of the common and preferred stock from $0.01 to $0.001.  The financial statements have been adjusted to give retroactive effect to the reduction in the par value per share of the common stock.

As of March 31, 2010, the Company had 24,857,647 shares of common stock, $0.001 par value per share, outstanding.  As of March 31, 2010, there were no outstanding options or warrants to purchase shares of the Company’s common stock.

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	Related Party Transactions:

Effective July 1, 2008, the Company entered into a management agreement (“Management Agreement”) with Vero Management, LLC (“Vero”) under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $3,000 per month, for an initial period of twelve months.  The agreement may be terminated by either party in writing during the initial twelve months.  At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.  Kevin R. Keating, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and sole director is the sole member and manager of Vero.  Effective July 1, 2009, the Company and Vero reduced the monthly fee under the Management Agreement from $3,000 to $1,000.  The Company recorded expenses for these services of $3,000 during the quarter ended March 31, 2010.  As of March 31, 2010, the Company had unpaid fees owed to Vero of $45,000, which have been recorded as accrued liabilities and payables – related parties.

On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital.  On January 9, 2009, the Company received an initial advance from Vero totaling $7,000.  On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. On January 8, 2010, the Company received an additional advance under its revolving loan from Vero totaling $3,500. Vero is owned and controlled by Kevin R. Keating, the Company’s sole officer and director and a principal stockholder of the Company.

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

As of March 31, 2010, the Company has received aggregate advances of $13,000 from Vero and $6,000 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.  The Company has recorded these advances as revolving loans payable – related parties.  See note 9.

5.	Income Taxes:

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

FOREX365, INC.
(formerly known as Solar Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company has no unrecognized tax benefits as a result of tax positions taken with respect to the quarter ended March 31, 2010 or prior periods.  See Note 2.

6.	BASIC AND FULLY DILUTED Income (Loss) per Share

The following data show the amounts used in computing basic income (loss) per share:

	For the Nine Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Income (loss) from operations available to common stockholders (numerator)	$(20,781)	$(41,521)

Weighted average number of common shares outstanding used in income (loss) per share during the period (denominator)	24,857,647	24,857,647

Basic income (loss) per common share	*	*
* Less than $0.01 per share.

Fully Diluted income (loss) per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of fully diluted income (loss) per share.

7.	SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the dateof this report and there are no other material subsequent events to report except the following:  on April 9, 2010, Kevin R. Keating, Lionsridge Capital, LLC, an Illinois limited liability company, Garisch Financial, Inc., an Illinois corporation and Capital Soldier Limited, a corporation organized in the British Virgin Islands (the “Purchaser”) closed transactions pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Mr. Keating, Lionsridge and Garisch Financial (collectively, the “Sellers”) sold to the Purchaser, and the Purchaser purchased from the Sellers, an aggregate of 23,830,000 shares of Common Stock, which shares represent 95.87% of the issued and outstanding shares of the Company’s Common Stock.  The aggregate purchase price for the shares was $295,330, or approximately $0.0124 per share.  In connection with the closing of the transactions under the Purchase Agreement, (i) the Purchaser paid certain obligations of the Company in an aggregate amount of $44,620, which included the payment of the revolving loans payable to Kevin R. Keating and Lionsridge and the payment of a consulting fee of $25,000 which was earned upon the closing, and (ii) Vero released the Company from any liability under the Management Agreement, including the management fees owed of $45,000 as of March 31, 2010.  See note 4.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Forex365, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Reorganization and Change of Control

On November 14, 2007, we entered into a securities purchase agreement (“Purchase Agreement”) with KIG Investors II, LLC (“KIG”) pursuant to which KIG agreed to purchase, subject to the satisfaction of certain conditions precedent, newly issued shares of common stock from the Company for cash consideration.  Effective November 15, 2007, in accordance with the terms of the Purchase Agreement, our then existing officers and directors resigned, and Kevin R. Keating became our sole director.  Kevin R. Keating appointed two additional directors, Margie Blackwell and Jeff Andrews, to fill the vacancies on our board of directors (“Board”). The Board then appointed Kevin R. Keating as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

Effective June 19, 2008, the Purchase Agreement was amended by the parties and KIG thereafter assigned its rights thereunder to Kevin R. Keating and Lionsridge Capital, LLC (“Lionsridge”), a limited liability company controlled by Fredric M. Schweiger.  Pursuant to the amended Purchase Agreement, on June 25, 2008, we issued 16,000,000 shares of common stock to Kevin R. Keating and 5,000,000 shares of common stock to Lionsridge.  These shares were sold by us for an aggregate purchase price of $210,000, or $0.01 per share.  We also granted Kevin R. Keating and Lionsridge certain demand and piggyback registration rights with respect to these shares.  The proceeds from the sale of these shares under the amended Purchase Agreement were used by us to pay certain of our liabilities and obligations as described below.

On November 14, 2007, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with Leon Leibovich, the former CEO and director of the Company, which provided that for the partial payment, at the closing of the sale of the shares by the Company under the Purchase Agreement, of certain consulting fees earned by Leon Leibovich for consulting services rendered to the Company from July 2004 to October 2007.  As part of the settlement of such consulting fees, Leon Leibovich agreed to accept $68,542 (“Settlement Amount”) in full and complete payment of $140,000 of unpaid consulting fees.  As part of the Settlement Agreement, Leon Leibovich also agreed to release the Company from all claims and to indemnify the Company from any loss, cost or expense incurred by the Company up to a maximum of $12,500 for a period of 4 months following the closing of the sale of shares under the amended Purchase Agreement.  In accordance with the Settlement Agreement, the Company paid $56,042 to Leon Leibovich at the closing of the sale of shares under the amended Purchase Agreement and withheld $12,500 from the Settlement Amount payable to Leon Leibovich, which withheld amount will be paid to Leon Leibovich at the end of the 4-month period, subject to any claims for indemnity.   On October 23, 2008, in accordance with the terms of the Settlement Agreement, the Company paid $12,500 to Leon Leibovich in full payment of the amount that had been withheld from the initial payment of the Settlement Amount to satisfy potential claims for indemnity.

On November 17, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC (“KI”).  Pursuant to this agreement, the Company borrowed $5,000 from KI on November 17, 2005.  The Company was required to repay the outstanding advances in full on or before June 30, 2008.  The loan carried interest at a rate of 6% per annum.  The loan was used by the Company to pay attorneys in connection with the Benchmark Action, more fully described in the following paragraph.  The Company paid KI $5,000 in full payment of the loan on June 27, 2008 from the proceeds of the sale of shares under the amended Purchase Agreement.  KI waived any payment of accrued interest on the loan. KI was the managing member of KIG.  KIG assigned its rights to purchase shares under the Purchase Agreement on June 20, 2008.

On March 10, 2008, Benchmark Capital, LLC (“Benchmark”) agreed to settle a civil action filed in Nevada District Court, Clark County on August 7, 2007 captioned Benchmark Capital, LLC vs. Forex365, Inc., formerly known as Solar Group, Inc., Leon Leibovich and Does I-XV (the “Benchmark Action”).  The lawsuit alleged a number of causes of action related to Benchmark’s attempts to acquire a controlling interest in the Company from certain stockholders (“Controlling Interest”) during the period from April 2005 to May 2007.  During this time period, Benchmark alleged it advanced monies to the Company to pay certain expenses and costs of the Company.  Benchmark alleged certain other defendants breached a verbal agreement to sell it the Controlling Interest.  Generally, Benchmark demanded that the Company repay these advances in and/or to issue its common stock to Benchmark in lieu of cash repayment of the advances.  Benchmark also sought specific performance to have the Controlling Interest transferred to it.   Pursuant to the settlement, Benchmark agreed to release the Company and other defendants from all claims (including a $2,000 advance made in June 2006 by Benchmark to pay the Company’s corporate filing fees to the State of Nevada) in exchange for a cash payment of $65,000 (“Benchmark Settlement Amount”).   On June 25, 2008, the Company paid the Benchmark Settlement Amount in full from the proceeds of the sale of shares under the amended Purchase Agreement.  On June 30, 2008, the Benchmark Action was dismissed with prejudice.

On May 5, 2008, the Company entered into a revolving loan agreement with Vero Management, L.L.C. (“Vero”).  Pursuant to this agreement, the Company borrowed $10,500 from Vero on May 5, 2008.  The Company was required to repay the outstanding advances in full on or before June 30, 2008.  The loan carried interest at a rate of 6% per annum.  The loan was used by the Company to pay professional fees.  Kevin R. Keating, the Company’s sole officer and director, is the sole member and manager of Vero.  The Company paid Vero $10,500 in full payment of the loan on or about June 27, 2008 from the proceeds of the sale of shares under the amended Purchase Agreement.  Vero waived any payment of accrued interest on the loan.

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

On March 25, 2010, Kevin R. Keating, Lionsridge, Garisch Financial, Inc., an Illinois corporation (“GFI”) and Capital Soldier Limited, a corporation organized in the British Virgin Islands (“Capital Soldier”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Mr. Keating, Lionsridge and Garisch Financial (collectively, the “Sellers”) agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Sellers, an aggregate of 23,830,000 shares of Common Stock, which shares represent 95.87% of the issued and outstanding shares of the Company’s Common Stock.  The aggregate purchase price for the shares is $295,330, or approximately $0.0124 per share.  The closing of the transactions under the Purchase Agreement occurred on April 9, 2010.  On April 9, 2010, in connection with the closing of the transactions under the Purchase Agreement (the “Closing”), (i) Capital Soldier paid certain obligations of the Company in an aggregate amount of $44,620, which included the payment of the revolving loans payable to Kevin R. Keating and Lionsridge and the payment of a consulting fee of $25,000 to a third party which was earned upon the closing, and (ii) Vero released the Company from any liability under the Management Agreement, including the management fees owed of $45,000 as of March 31, 2010.

At the Closing, Kevin R. Keating resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Mr. Cui Xiaowei was elected as the Company’s sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified. Mr. Cui Xiaowei, is the principal shareholder, the President and a director of Capital Soldier.

Our principal place of business is located at Quastisky Building, P.O. BOX 4389, Road Town, Tortola, British Virgin Islands.  Our telephone number is 86-10-8493-8811.

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

Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Cui Xiaowei, our sole officer and director.  As of this date, we have not entered into any definitive agreement with any party.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Plan of Operations

The Company’s current business strategy and plan of operation has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  The target company may be a foreign company with operates wholly or partially in  a foreign country including, but not limited to, China.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target operating company and enter into a possible business combination with such operating company. Management’s plan includes obtaining additional funds by equity financing prior to or in connection with a business combination and/or related party advances; however, there is no assurance of additional funding being available.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operation

For the three and nine month periods ended March 31, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Three months ended March 31, 2010 and 2009

For the three months ended March 31, 2010, the Company had a net loss of $8,158, comprised of (a) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (b) transfer agent and shareholder mailing fees of $3,515, (c) Edgar filing fees of $687, (d) state annual fees and franchise taxes of $475, (e) interest expense of $227 on certain loans to related parties, and (f) miscellaneous expense of $254.

For the three months ended March 31, 2009, the Company had a net loss of $11,102, comprised of (a) accounting fees of $1,433 incurred in relation to the review of the Company’s financial statements for the quarters ended September 30, 2008 and December 31, 2008, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $389, and (d) miscellaneous expense of $280.

One of the primary reasons for the reduction in net loss for the three month periods ended March 31, 2010 and 2009 was the reduction of the monthly management fee paid to Vero for managerial and administrative services which was reduced from $3,000 to $1,000 effective July 1, 2009.

Nine months ended March 31, 2010 and 2009

For the nine months ended March 31, 2010, the Company had a net loss of $20,781, comprised of (a) accounting fees of $5,396 incurred in relation to the annual audit and quarterly reviews of the Company’s financial statements, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) Edgar filing fees of $1,521, (d) transfer agent and shareholder mailing fees of $3,515, (e) state annual fees and franchise taxes of $475, (f) interest expense of $620 on certain loans to related parties, and (g) miscellaneous expense of $254.

For the nine months ended March 31, 2009, the Company had a net loss of $41,521, comprised of (a) audit service fees of $5,313 incurred in relation to the fiscal year ended June 30, 2008, (b) accounting fees of $2,788 incurred in relation to the review of the Company’s financial statements for the quarters ended September 30, 2008 and December 31, 2008 and the Form 10 filed by the Company, (c) management fees of $27,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (d) transfer agent fees of $2,525, (d) Edgar filing fees of $3,050, and (e) miscellaneous expense of $845.

One of the primary reasons for the reduction in net loss for the nine month periods ended March 31, 2010 and 2009 was the reduction of the monthly management fee paid to Vero for managerial and administrative services which was reduced from $3,000 to $1,000 effective July 1, 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $2,505, comprised exclusively of cash.  The Company’s current liabilities as of March 31, 2010 included: (a) $45,000 owed to Vero for management services, (b) $19,000 owed to certain related parties under revolving loan agreements, (c) $620 for interest owed to certain related parties under revolving loan agreements, and (d) accounts payable to venders of $1,754.   On April 9, 2010, in connection with the Closing, (i) Capital Soldier paid certain obligations of the Company in an aggregate amount of $44,620, which included the payment of the revolving loans payable to Kevin R. Keating and Lionsridge and the payment of a consulting fee of $25,000 to a third party which was earned upon the closing, and (ii) Vero released the Company from any liability under the Management Agreement, including the management fees owed of $45,000 as of March 31, 2010.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended March 31, 2010 and 2009:

	Nine months ended March 31,
	2010	2009

Operating activities	$(9,407)	$(27,286)
Investing activities	-	-
Financing activities	9,000	10,000

Net effect on cash	$(407)	$(17,286)

On January 9, 2009, Vero entered into a revolving loan agreement with the Company under which Vero has agreed to advance the Company up to $14,000 from time to time to provide the Company with working capital.  On January 9, 2009, the Company received an initial advance from Vero totaling $7,000.  On August 13, 2009, the Company received an additional advance from Vero totaling $2,500. .  On January 8, 2010, the Company received an additional advance under its revolving loan from Vero totaling $3,500.  Vero is owned and controlled by Kevin R. Keating, the Company’s sole officer and director and a principal stockholder of the Company

On January 9, 2009, Lionsridge Capital, LLC (“Lionsridge”) entered into a revolving loan agreement with the Company under which Lionsridge has agreed to advance the Company up to $6,000 from time to time to provide the Company with working capital.  On January 9, 2009, the Company received an initial advance from Lionsridge totaling $3,000.  On August 19, 2009, the Company received an additional advance from Lionsridge totaling $1,500. On January 8, 2010, the Company received an additional advance from Lionsridge totaling $1,500. Lionsridge is a principal stockholder of the Company. Lionsridge is owned and controlled by Frederic M. Schweiger.

As of March 31, 2010, the Company had received aggregate advances of $13,000 from Vero and $6,000 from Lionsridge under the revolving loan agreements. The revolving loan agreements provide that: (i) all advances are due and payable in full on the occurrence of a change of control of the Company, and (ii) interest will accrue on outstanding advances at a rate of 6% per annum commencing July 1, 2009.  On April 9, 2010, these loans were part as of the Closing.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company.  The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties.  It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.  These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended June 30, 2009, and our unaudited financial statements for the quarter ended March 31, 2010 include a “going concern” footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 – “Summary of Accounting Policies” to the Financial Statements contained in this quarterly report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because the Company has only one officer or employee and therefore it is not possible to have appropriate segregation of duties. Once the Company becomes an operating company it expects that it will increase its personnel in order to have effective internal controls.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.   See the Company’s Annual Report for the year ended June 30, 2009 (“Annual Report”) filed with the Securities and Exchange Commission, which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 1A of the Annual Report.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

**    Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

***   Filed as an exhibit to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on August 19, 2009 and incorporated herein by this reference.

**** Filed as an exhibit to the Company’s Form 10-Q, as filed with the Securities and Exchange Commission on October 29, 2009 and incorporated herein by this reference.

Exhibits 31.1 and 32.1 are attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010	FOREX365, INC.

	By:	/s/ Cui Xiaowei
Cui Xiaowei
President, Secretary and Director