Form 10-Q
period 2010-06-30
Forex365, Inc.
filed 2010-08-16
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

Commission File Number:  0-53436

Forex365, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Neiwei Road,
Fulaerji District, Qiqihar,
Heiloingjiang, China 161041
(Address of Principal Executive Offices and Zip Code)

86-0452-6969150
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

Item 1.  Financial Statements

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

FOREX365 INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$15,885,217	$155,425
Restricted cash	220,904	219,580
Trade receivables, net	3,525,243	2,066,430
Other receivables, net	109,767	383,817
Inventories	847,373	7,721,554
Advances to suppliers	332,541	2,670,374
Biological assets	42,047	-
Current portion of prepaid leases	27,561	-
Total Current Assets	20,990,653	13,217,180
		-
Property, plant and equipment, net	2,692,429	2,739,385
Intangibles, net	294,394	181,909
Prepaid leases	406,282	-
Total Assets	$24,383,758	$16,138,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short term debt	$1,248,421	$2,193,881
Accounts payable and accrued expenses	659,673	504,965
Advances from customers	34,608	303,669
Other payables	84,633	-
Income tax payable	984,705	596,026
Total Liabilities	3,012,040	3,598,541

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,000 shares issued and outstanding, and 11,550,392 shares outstanding as of June 30, 2010 and December 31, 2009, respectively.	12,958	11,550
Additional paid in capital	7,045,195	4,547,903
Statutory reserves	1,751,456	1,112,119
Retained earnings	11,414,608	5,797,827
Accumulated other comprehensive income	1,147,502	1,070,534
Total Shareholders' Equity	21,371,718	12,539,933
Total Liabilities and Shareholders' Equity	$24,383,758	$16,138,474

The accompanying notes are an integral part of the financial statements

FOREX365 INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATION
AND OTHER COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Sales	$3,633,913	$1,787,099	$18,943,542	$14,000,414
Cost of goods sold	2,081,809	1,103,594	11,073,852	8,208,669
Gross profit	1,552,104	683,505	7,869,690	5,791,745

Operating and administrative expenses:
Sales and marketing	143,626	31,881	266,677	91,414
General and administrative	436,580	182,145	721,618	365,713
Operating and administrative expenses	580,206	214,026	988,295	457,127

Income from operations	971,898	469,479	6,881,395	5,334,618

Other income (expenses):
Interest income	6,038	6,135	7,803	11,357
Interest expense	(28,406)	(25,289)	(56,445)	(59,070)
Other income, net	(23,914)	(14,812)	(23,910)	(14,805)
Non operating income (expenses)	464,431	(1,374)	500,922	(6,312)
Other income (expenses)	418,149	(35,340)	428,370	(68,830)

Income before income tax	1,390,047	434,139	7,309,765	5,265,788
Income tax expenses	166,552	108,535	1,053,648	1,317,725
Net income	1,223,495	325,604	6,256,117	3,948,063

Other comprehensive income:
Foreign currency translation adjustments	75,010	(324)	76,968	12,174
Comprehensive income	$1,298,505	$325,280	$6,333,085	$3,960,237

Earnings per share
Basic	$0.10	$0.03	$0.52	$0.34
Diluted	$0.10	$0.03	$0.50	$0.34

Weighted average number of shares issued and outstanding
Basic	12,095,881	11,550,392	12,017,939	11,550,392
Diluted	12,611,797	11,550,392	12,533,856	11,550,392

The accompanying notes are an integral part of the financial statements

FOREX365, INC. AND SUBSIDAIRIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009

Cash flow from operating activities:
Net income	$6,256,117	$3,948,063

Adjustments to reconcile net income to net cash used in operating activities
Depreciation	102,779	107,356
Amortization	11,851	5,115
Loss from disposal of long term assets	-	4,880
Non operating income	(425,134)	-
Changes in current assets and liabilities
Restricted cash	(400)	(367)
Trade receivables	(1,444,586)	(843,920)
Other receivables	274,608	(206,347)
Inventories	6,880,200	4,958,211
Advances to suppliers	2,340,067	(372,677)
Biological assets	(48,707)	-
Accounts payable and accrued expenses	151,639	420,956
Advances from customers	(269,304)	292,283
Other payables	83,105	-
Income tax payables	809,833	805,816
Net cash provided by operating activities	14,722,068	9,119,369

Cash flow from investing activities:
Purchase of property plant and equipment	(44,540)	(28,819)
Proceeds from disposal of property and equipment	-	292
Purchase of intangible assets	(124,365)	(23,625)
Increase in prepaid leases	(439,047)	-
Net cash used in investing activities	(607,952)	(52,152)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,500,000	-
Repayment of short term loans	(951,024)	(1,022,909)
Net cash provided by (used in) financing activities	1,548,976	(1,022,909)

Foreign exchange rate translation adjustment	66,700	1,961
Net increase in cash and cash equivalents	15,729,792	8,049,269

Cash and cash equivalents - beginning of periods	155,425	2,772,020

Cash and cash equivalents – end of periods	$15,885,217	$10,818,289

Supplemental disclosure of cash flow information
Interest paid	$56,257	$59,046
Income taxes paid	$243,815	$511,909

The accompanying notes are an integral part of the financial statements

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Forex365, Inc. (referred to herein as “Forex365”), its subsidiaries, and variable interest entity (“VIE”), where Forex365 is deemed the primary beneficiary. Forex365, its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

On June 16, 2010, Forex365, Inc. (the “Forex365”), a company incorporated in Nevada on February 8, 1984, entered into a Share Exchange Agreement (the “Exchange Agreement”) with China Golden Holdings, Ltd., a company organized under the laws of the British Virgin Islands (“China Golden”), the shareholders of China Golden (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding common shares of China Golden (the “China Golden Shares”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the China Golden Shares in exchange for the issuance of 11,550,392 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Golden became our wholly-owned subsidiary and the Shareholders acquired approximately 96.47% of our issued and outstanding stock.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined China Golden and its subsidiaries, including their VIE, as if the Share Exchange had been in effect retroactively for all periods presented.

China Golden was incorporated in the British Virgin Island on November 30, 2009 as a limited liability company (a BVI company). China Golden is engaged in the business of production and distribution of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives. It’s wholly owned subsidiary, Qiqihar Deli Enterprise Management Consultancy Co., Ltd. (“Deli”) was incorporated in Heilongjiang, People’s Republic of China (“PRC”) on February 10, 2010 as a limited liability company. Other than the equity interest in Deli, China Golden does not own any assets or conduct any operations.

Qiqihar Fuer Agronomy Inc. (“Fuer”) was incorporated in the Heilongjiang Province, in the PRC on March 18, 2003. Fuer is a provider of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives that distribute products through 1094 distributors to farmers located primarily in the PRC provinces of Heilongjiang, Jilin, Inner Mongolia and other provinces of PRC. Fuer breeds its proprietary seeds through farmers under contractual agreements. Fuer also sells to their customers of humic fertilizer, plant additives as well as pesticides, germicides and herbicides. Deli through a series of contractual arrangements has the ability to substantially influence the daily operations and financial affairs of Fuer, in addition to being able to appoint Fuer’s senior executives and approve all matters requiring stockholder approval. The structures of the contractual arrangements are such that Fuer is effectively a variable interest entity (“VIE”) of Deli. Accordingly, China Golden through its wholly-owned subsidiary Deli consolidates Fuer’s results of operation, assets and liabilities in their financial statements. Hereafter, Forex365 China Golden, Deli and Fuer are collectively referred to as the “Company” unless specific reference is made to an individual entity.

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Forex365, Inc.	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors.	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Forex365, Inc.	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

On March 25, 2010, the Company entered into aforementioned contractual agreements (the “Contractual Agreements”) with Fuer, which entitles Deli to receive all of the residual returns of Fuer. An Exclusive Business Cooperation Agreement provides full guarantee for the performance of such contracts, agreements or transactions entered into by Fuer. As a result of the agreement, Deli will absorb 100% of the expected losses and gains of Fuer, which results in Deli being the primary beneficiary of Fuer.

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. The Company entered into the Contractual Agreements on March 25, 2010 in the anticipation that this will protect the Company’s shareholders from foreign ownership restrictions.

Based on these exclusive agreements, the Company consolidates the variable interest entity (“VIE”), Fuer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Exclusive Business Cooperation Agreement

The followings are brief description of the Contractual Agreements entered between Deli and Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Fuer, Deli has the exclusive right to provide to Fuer general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli that is equal to all of Fuer’s profits as defined in the Equity Pledge Agreement. The Agreement is valid for 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Fuer.

2.
Equity Pledge Agreement. Under the equity pledge agreement between Fuer’s shareholders and Deli, Fuer’s Shareholders pledged all of their equity interests in Fuer to Deli to guarantee Fuer’s performance of its obligations under the consulting services agreement. If Fuer or Fuer’s Shareholders breaches their respective contractual obligations, Deli, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Fuer’s Shareholders also agreed that upon occurrence of any event of default, Deli shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Fuer’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Deli may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Fuer’s Shareholders agreed not to dispose of the pledged equity interests or take any actions that would undermine Deli’s interest. The equity pledge agreement will expire unless all payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

3.
Option Agreement.  Under the option agreement between Fuer’s Shareholders and Deli, Fuer’s Shareholders irrevocably granted Deli or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Fuer for the cost of the initial contributions to the registered capital of Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

4.
Loan Agreement. Under the Loan Agreement, the shareholders of Fuer shall borrow RMB 10,000,000 from Deli, only for purpose of increasing the paid-in capital of Fuer. In addition, shareholders of Fuer agree to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; (3) keep the value of its assets. Also included in this agreement, unless consented by Deli, Fuer should not: (1) purchase and dispose of any assets; enter into any material agreements with any third party within its operating activities; (3) declare any dividends to its shareholders.

The accounts of Fuer are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation” As a VIE, Fuer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Fuer’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

For the period ended June 30, 2010, the Company has used the same significant accounting policies and estimates which are discussed in the SEC Form 8-K for the year ended December 31, 2009 except for the following adopted accounting policies as stated in Note 2.

(b)           Unaudited Financial Statements

The accompanying consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months periods ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, of China Golden included in their years ended December 31, 2009 and 2008 financial statements, as filed on Form 8-K subsequent to the June 16, 2010 Exchange Agreement. The results of operations for the six months periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010, or that have been achieved, with respect to China Golden’s consolidated operating results for the year ended December 31, 2009.

The balance sheet as of December 31, 2009 is the unaudited consolidated balance sheet of Forex365, China Golden, all their subsidiaries, and VIE's as of December 31, 2009. The balance sheet as of December 31, 2009, reflects the effects of the June 16, 2010 Exchange Agreement and Share Exchage, which is reflected as a reorganization of the entities and for accounting purpose is deemed a reverse acquisition, accordingly the Exchange Agreement and Share Exchange are reflected as of and for all periods in the accompanying financial statements inclusive of the Company's balance sheet as of December 31, 2009.

(c)           Principles of consolidation

Pursuant to US GAAP, Fuer is a VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, Fuer have been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over the Fuer; and has the exclusive right to obtain all of the financial interests of Fuer, such as obtaining periodic income through Exclusive Business Cooperation Agreements and obtaining the net assets of Fuer through agreement to purchase of their equity at essentially a no cost basis. The amount of non-controlling interest of the original shareholders of Fuer holding shares of both Fuer for the Company is zero.

(d)           Use of estimates

The preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the reported interim financial statements include the allowance for doubtful accounts and the useful life of property and equipment.

(e)           Foreign currency translation

The Company’ primarily operates in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount was published by People’s Bank of the People’s Republic of China

	For the periods ended June 30, 2010		For the periods ended June 30, 2009
	three months	six months	three months	six months
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of June 30, 2010 and 2009	US$1=RMB6.8335	US$1=RMB6.8347	US$1=RMB6.8448	US$1=RMB6.8448

Statements of operations and statements of cash flows for the three and six months ended June 30, 2010 and 2009	US$1=RMB6.8086	US$1=RMB6.8086	US$1=RMB6.8399	US$1=RMB6.8432

For the three and six months ended June 30, 2010, foreign currency translation adjustments of $75,010 and $76,968, respectively, have been reported as comprehensive income in the consolidated statement of shareholders’ equity.

For the three and six months ended June 30, 2009, foreign currency translation adjustments of ($324) and $12,174, respectively, have been reported as comprehensive (loss) income in the consolidated statement of shareholders’ equity.

(f)            Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement and Disclosure” for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

(g)           Cash and cash equivalents

For purposes of the combined statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC and balances are uninsured.

(h)           Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

(i)           Restricted cash

Restricted cash are amounts held in a special bank account which are kept as guarantees to the short term debts, not covered by insurance. As of June 30, 2010 and December 31, 2009, the balance of restricted cash was $220,904 and $219,580, respectively.

(j)           Trade receivables

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2010 and December 31, 2009, the Company had an allowance for doubtful accounts of $333,261 and $331,867, respectively.

(k)          Other receivable, net

Other receivables are travel and business advances to employees. As of June 30, 2010 and December 31, 2009, total advances under such arrangement were $109,767 and $383,817, respectively. The Company has not recorded any allowances for doubtful account of other receivables as of June 30, 2010 and December 31, 2009.

(l)            Inventories

Inventories, consisting of finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve at June 30, 2010 and December 31, 2009.

(m)          Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $332,541 and $2,670,374 as of June 30, 2010 and December 31, 2009, respectively.

(n)           Biological assets

Biological assets are crops planted to provide seeds for the commercial distribution which are to be harvested within one year. Book value of the biological assets includes cost of input seeds, fertilizers, and other materials, direct overhead and amortization of prepaid leases of land used. As of June 30, 2010 and December 31, 2009, biological assets are totaled $42,047 and $0, respectively.

(o)           Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	20 years
Operating equipment	5 -10 years
Office equipment	3 years
Vehicles	4 years

(p)           Intangible assets

The Company states intangible assets at cost less accumulated amortization. The Company’s intangible assets as of June 30, 2010 include seed patents purchased from local or state universities or institutions of agriculture. The patents are amortized on straight line method over 10 years. The amortization expense of intangible assets for the three months ended June 30, 2010 and 2009 amounted to $5,927 and $2,559, respectively. The amortization expense of intangible assets for the six months ended June 30, 2010 and 2009 amounted to $11,851 and $5,115, respectively.

(q)           Prepaid leases

The Company states prepaid leases at net realizable value. As China’s regulation prohibit companies from acquisition of land use right, the Company entered into long term agreement with certain people to rent land. The rentals for the whole contract period are prepaid at effective date of the leases. The rentals are recorded as prepaid expenses and are amortized with the straight line method during the contract period. Prepaid leases that are to be amortized within one year post the balance sheet date are recorded as current portion of prepaid leases in the current assets of the balance sheets.

(r)           Impairment of long-lived assets

The Company reviews, long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended June 30, 2010 and 2009, respectively.

(s)           Income taxes

The Company is governed by the Income Tax Law and associated legislations of the People’s Republic of China.  Income taxes are accounted for under Accounting Standard Codification Topic 740 (ASC 740), “Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

(t)           Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of seeds, fertilizers, pesticides, germicides and herbicides upon shipment and transfer of title.

(u)           Advances from customers

Advances from customers represent prepayments by customers for the Company’s product during the peak season from November till July. The Company does not require advances during months other than the peak season, which is from November to July. The Company records such prepayment as advances from customers when the payments are received.

(v)           Shipping expense

Shipping costs are included in selling and marketing expenses and totaled $6,290 and $1,850 for the three months ended June 30, 2010 and 2009, respectively. Shipping cost for the six months ended June 30, 2010 and 2009 was $35,769 and $12,229, respectively

(w)           Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended June 30, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $58,446 and $47,136, respectively. The payment for the six months ended June 30, 2010 and 2009 was $115,360 and $94,332, respectively

(x)           Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying combined statement of operations. For the three months ended June 30, 2010 and 2009, advertising expense was amounted to $81,373 and $132, respectively. For the six months ended June 30, 2010 and 2009, advertising expense was totaled $110,134 and $519, respectively.

(y)           Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the three and six months periods ended June 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments. As of June 30, 2010 and 2009, accumulated other comprehensive income was totaled $1,147,502 and $1,070,534.

(z)           Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

(aa)         Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements as of and for the periods ended June 30, 2010, subsequent events were evaluated by the Company after June 30, 2010. The Company has reported all required subsequent events.

(bb)         Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

NOTE 3 – TRADE RECEIVABLES, NET

At June 30, 2010 and December 31, 2009, accounts receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Trade receivables	$3,858,504	$2,398,297
Less: Allowance for receivables	(333,261)	(331,867)
	$3,525,243	$2,066,430

NOTE 4 – INVENTORIES

At June 30, 2010 and December 31, 2009,, the inventories consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Materials	$717,898	$2,903,920
Goods in transit	9,420	4,817,634
Finished goods	120,055	-
Total	$847,373	$7,721,554

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2010 and December 31, 2009, the following are the details of the property, plant and equipment:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Property and Plant	$2,724,946	$2,713,547
Operation Equipment	616,316	605,576
Office Equipment	62,644	54,684
Vehicle	128,137	98,938
	3,532,043	3,472,745
Accumulated Depreciation	(839,614)	(733,360)
Total	$2,692,429	$2,739,385

Accumulated depreciation as of June 30, 2010 and December 31, 2009 was $839,614 and $733,360, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was $51,142 and $53,082, respectively. Depreciation for the six months ended June 30, 2010 and 2009 was $102,779 and $107,356, respectively. Loss from disposal of assets was $0 and $4,880 June 30, 2010 and 2009 respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and prepaid leases for lands. At June 30, 2010 and December 31, 2009, the balances of net intangible assets were $294,394 and $181,909, respectively. Accumulated amortization of the intangible assets as of June 30, 2010 and December 31, 2009 was $68,388 and $55,029, respectively. Amortization expenses of intangible assets for the three months ended June 30, 2010 and 2009 was $5,927 and $2,559, respectively. Amortization expenses for the six months ended June 30, 2010 and 2009 was $11,851 and $5,115, respectively

Expected future amortizations for intangibles are as follows:

For the remainder of fiscal 2010	$18,138
2011	36,278
2012	36,278
2013	35,543
2014	31,871
Thereafter	136,286
$294,394

NOTE 7 – PREPAID LEASES

The Company’s prepaid leases are prepayments for leased land. As of June 30, 2010, and December 31, 2009, details about prepaid leases was:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Prepaid leases	$433,843	$-
Less: Current portion of prepaid leases	(27,561)	-
Long term portion of prepaid leases	$406,282	$-

NOTE 8 – SHORT-TERM LOANS

Short-term loans included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

5.31% loan payable to Agriculture Development Bank of China for one year, matures on November 5, 2010, collateralized, monthly coupon payment, principal due on maturity. The company repaid $951,024 before due day on June 24, 2010	$1,248,421	$2,193,881

NOTE 9 – ACCOUNTS PAYABLE AND ACRRUED EXPENSES

Accounts payable and accrued expense comprised of account payables, salary payables, welfare payables and due to related parties. At June 30, 2010 and December 31, 2009, details of accounts payables and accrued expenses were:

	June 30	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Accounts payable	$539,632	$494,927
Salary payable	6,169	-
Welfare payable	113,872	-
Due to related parties	-	10,038
	$659,673	$504,965

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2010, balance of related party transaction was $0.

Due to related parties as of December 31, 2009 was $10,038 payable to Qingdao Fuer Agronomy Inc, a company producing pesticides, germicides, and herbicides which is controlled by Mr. Zhang Li, CEO of the Company.

NOTE 11 – INCOME TAX PAYABLES

The Company is governed by the Income Tax Law of the People’s Republic of China. The Company has no deferred tax asset, deferred tax liability, and loss carryforward as of June 30, 2010, and December 31, 2009.

Under the Income Tax Laws of PRC, since January 2008, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

In January, 2010, the Company was certified as national high tech enterprise. As a result, the Company will enjoy favorable enterprise income tax rate of 15% for 3 years, starting from the beginning of year 2010. With regards to the Company’s US parent Forex365, under IRC section 382, certain loss carryforward amounts may be limited due to the more than 50% change in ownership. The Company’s management believes that such a change of ownership could have occurred with respect to the Exchange Agreement and Share exchange that occurred on June 16, 2010, accordingly, any deferred tax asset associated with these net operating loss carryforwards were fully reserved as of June 30, 2010.

NOTE 12 – STOCK AND WARRANTS ISSUANCE

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate net proceeds equal to $2,500,000 (the “Offering”) which was accounted for as additional paid in capital. The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering.

NOTE 13– STATUTORY RESERVES

The Company is required to make appropriations to reserve funds by the ended of each calendar year, comprising the statutory surplus reserve and statutory public welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. Statutory reserves were $1,751,456 and $1,112,119 as of June 30, 2010 and December 31, 2009, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has launched the Company’s Chain Store program in March, 2010, including conversion of distributors into franchise store operators, and establishment of the Company’s own stores. As of June, 30, 2010, the Company has established 5 direct store, and 43 franchise stores.

The Company entered into five lease agreements in March, 2010 for establishment of its wholly owned stores, including four agreements for one year and an agreement for 2 years. Rentals were prepaid at commencement of the leasing period. The Company has paid refundable security deposits of $439 for 2 stores. No such deposits were required under the other 3 lease agreements.

On March 30, 2010, the Company entered into an agreement to lease farm land of 23.06 acres from local farmers for five years starting from March 30, 2010. Subject to the agreement, five years of future rent totaling $34,856 was required upon the commencement of the lease, the 2010 year rental, which was paid as of March 31, 2010 and is accounted for as prepaid lease as of June 30, 2010 for the unexpensed portion of the prepayment. In April 2010, the Company rented farmland of 247.11 acre for 20 years. Total rental of $440,733 was prepaid at inception of the leasing period. The prepayments are recorded in prepaid leases and amortized during the leasing period on the straight line method. Expected amortization of prepaid leases is as follows as of June 30, 2010:

For the remainder of fiscal 2010	$13,783
2011	27,561
2012	27,561
2013	27,561
2014	27,561
Thereafter	309,816
Total	$433,843

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

We are a leading Chinese agricultural material company providing quality hybrid corn seeds, soybean seeds, rice seeds and fertilizer product to farmers in the northeastern China, which is the most important agriculture region in the country. Through our 1,094 distributors, over 3,430 outlets and 5 direct owned chain stores, we distribute our products to 58 million farmers located in Heilongjiang, Jilin, and northeastern Inner Mongolia and to the rest of China. Our seed products are breed with our exclusively contracted breeders in Heilongjiang, Jilin, and northeastern Inner Mongolia.

Factors Affecting our Results of Operations

Shrinking Arable Land and Growing Population

China is facing great stress upon its food supply. Arable land in China is shrinking as a result of construction of buildings and basic facilities, desertification, soil pollution, and urbanization. Nevertheless, Chinese population is expecting to keep rising until 2033, reaching 1.5 billion people. China has to lean on extensive use of fertilizer and high yield hybrid grain seeds to maintain sufficient food supply.

Great Potential in the Seeds Market

Farmers in China use a great portion of seeds from the output of previous year for the need in the next year. According to National Bureau of Statistics of China, in 2008, only 38.5% of seeds used were supplied by seeds companies, compared to world average of 70% and over 90% in developed countries, which creates a market of $4 billion. Additionally, seeds price in China are generally 5 to 8 times the grain price, compared to 15 to 25 times in the developed countries.

Low Industry Concentration and Abundant Acquisition Opportunities

At present, the seed products are supplied by over 7,000 seeds providers, a great majority of which are low scale and do not control up to date seed patents. Seeds market concentration is far below the developed countries. Historically, the government of China has raised entrance barrier for seeds companies by means of registered capital threshold. The movement has created great merger and acquisition opportunities. We believe this trend will continue in the future.

Adverse Attitude Toward Genetically Modified Seeds

Though years have passed since genetic modification technique were adopted in seed production, safety of genetically modified grain is still unproved. It is estimated that cultivation of genetically modified plant would impact gene stability of surrounding natural plants, and the health of creatures that eat them. At present, both the EU and the United States have not approved genetically modified crops edible for humans. Though 2 varieties of genetically modified corn seed was granted Safety Certificates from Committee of food safety of the Ministry of Agriculture of the PRC, they still await for further approvals for commercial selling, as clarified by the state authority. It still takes years for genetically modified grain to be accepted by customers.

Ongoing Urbanization and Growing Disposable Income Boost Demand For Meat and Corn.

In China, urban residents consume more meat products than rural residents per capita. With urbanization in the past decade, meat output has increased with compound annual growth rate of 1.17% from 2000 to 2007. Corn is the most widely used among grains for feeding poultry and livestock, for it accumulates more carbohydrate with more efficient photosynthesis process. Therefore grain production increased with compound annual growth rate of 4.63% in the same period. It is reasonable that corn cultivation will continue growing in the future as China’s urbanization rate and disposable income grow.

Seasonality

Winter in the provinces of Heilongjiang, Jilin and Northeast Inner Mongolia is long and cold. Temperature drops to below 0 centigrade from September to October and will not rise to above 0°C until April to May of the next year. Farmers can only plant crops once a year. They usually plant seeds in May and harvest from July to September.

Subject to the cultivation seasonality, we purchases raw seeds from our contracted seed breeders from late November till next January, and produce our seed product in the same period. Sales of the seed product to our distributors are from late December until the next March or April. Our fertilizer, pesticides, germicides and herbicides products are sold from late March until June. We start our production of fertilizers and forward our orders for pesticides, germicides and herbicides one month before the sales period.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three month Ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
	($ in thousands)		($ in thousands)
Statements of Operations Data
Sales	$3,634	$1,787	$18,944	$14,000
Cost of goods sold	2,082	1,104	11,074	8,208
Gross profit	1,552	683	7,870	5,792
General and administrative	436	192	722	366
Sales and marketing	144	32	267	91
Operating and administrative expenses	580	214	989	457
Income from continuing operations	972	469	6,881	5,335
Other income (expenses)	418	(35)	428	(69)
Income tax expenses	167	109	1,053	1,318
Net income	$1,223	$325	$6,256	$3,948

Comparison of Three Month Periods ended June 30, 2010 and 2009

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $1.85 million, or 103.34%, from approximately $1.79 million in 2009 to approximately $3.63 million in 2010.  This increase was primarily attributable to increase in sales of fertilizers due to expanding our market areas and distribution network throughout Northeastern China and increased demand for replanting crops that destroyed by freezing temperature.

The following table sets forth information regarding the sales of our principal products during the three month ended June 30, 2010 and 2009

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	1,203	$1,239	34%	34	$34	2%
Soybean Seeds	158	$165	5%	12	$9	1%
Rice Seeds	60	$50	1%	4	$3	-
Vegetable Seeds	-	$-	-	215	$309	7%
Fertilizers	2,325	$1,688	46%	2607	$1,246	17%
Plant Regulators	81	$44	2%	131	$68	70%
Herbiicides, Pesticides and Germicides	121	$448	12%	237	$118	3%

Price increase of your seed products during the three months ended June 30, 2010 as compared with the same period in 2009 was primarily due to the increase in the market price for seeds of field crops, including corn, rice and soybean. The increase in average price of fertilizer mainly resulted from the increase in sales volume of our premier fertilizer products, and distribution through our direct owned stores.

We rely on our production of germicides, pesticides and herbicides products on our Original Equipment Manufacturer (“OEM”), Qingdao Fuer Agronomy Pesticides Ltd. (“Qingdao Fuer”). During the second quarter, Qingdao Fuer completed its facility reformation and produces only an updated premium herbicide product. The new premium herbicide was more efficient and less toxic compared with traditional herbicides, and could be widely applied to cultivation of field crops. The Company distributed only the new herbicide in the three months ended June 30, 2010, which led to the increase in the average selling price of such product category.

	Average Price Per Kilogram for the second quarter		Percentage Change
Product	2010	2009
Corn Seeds	$1.03	$0.98	5%
Soybean Seeds	$1.04	$0.75	39%
Rice Seeds	$0.83	$0.75	11%
Vegetable Seeds	$-	$1.44	n/m
Fertilizers	$0.73	$0.48	52%
Plant Regulators	$0.54	$0.52	5%
Germicides, Pesticides and Herbicides	$3.70	$0.50	644%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $0.98 million, or 88.64%, from approximately $1.10 million for the three months ended June 30, 2009 to approximately $2.08 million for the three months ended June 30, 2010.  This increase was primarily attributable to the increase in sales volume of corn seeds which resulted from the fact that sales season for seeds is extended as the weather in April are colder than average year.

Operating and Administrative Expenses

Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $0.37 million, or 171.09%, from approximately $0.21 million for the three months ended June 30, 2009 to approximately $0.58 million for the three months ended June 30, 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $0.11 million, or 350.51%, from approximately $0.03 million for the three months ended June 30, 2009 to approximately $0.14 million for the three months ended June 30, 2010.  This increase was primarily attributable to (i) an increase of approximately $0.08 million in advertisement expenses to promote our brand awareness, (ii) an increase of approximately $0.01 million in traveling expense of our sales people as we intensified our promotion effort and connection with our distributors and end users.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.25 million, or 139.69%, from approximately $0.19 million for the three months ended June 30, 2010 to approximately $0.44 million for the three months ended June 30, 2010.  This increase was primarily attributable to: i) approximately $0.13 million for the legal services for the reverse merger, ii) approximately $0.06 million for trial cultivation of corns for the target of enhancing our seed quality, and iii) approximately $0.02 million for increase participation in industry wide conferences and academic conferences to indentify research and cooperation opportunities. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout northeastern China.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $0.50 million, or 107.02%, from approximately $0.47 million for the three months ended June 30, 2009 to approximately $0.97 million for the three months ended June 30, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs, subsidy from government and other income and expense accounts.  Other income increased approximately by $0.46 million, from other expense of approximately $0.04 million for the three months ended June 30, 2009 to other income of approximately $0.42 million for the three months ended June 30, 2010, which is attribute to deduction of tax payable of approximately 0.42 million from approval of retrospective adjustment on tax payable of 2009 in line with our favorable income tax rate of 15%.

Income Tax Expenses

We are subject to PRC enterprise income taxes.  Our income tax expenses increased by approximately $0.06 million, or 53.46%, from approximately $0.11 million for the three months ended June 30, 2009 to approximately $0.17 million for the three months ended June 30, 2010.  The increase was primarily attributable to increases in our income subject to PRC tax.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.

Comparison of Six Month Periods ended June 30, 2010 and 2009

Sales

Sales increased by approximately $4.94 million, or 35.31%, from approximately $14.00 million for the six months ended June 30, 2009 to approximately $18.94 million for the six months ended June 30, 2009.  This increase was primarily attributable to increase in demand of our soybean seeds, rice seeds, and fertilizer product.

The following table sets forth information regarding the sales of our principal products during the three month ended June 30, 2010 and 2009

	For the six months ended June 30, 2010			For the six months ended June 30, 2009
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	7,319	$8,896	47%	9,877	$9,653	69%
Soybean Seeds	3,941	$3,729	20%	1,353	$1,236	9%
Rice Seeds	4,772	$3,604	19%	1,211	$919	7%
Vegetable Seeds	-	$-	-	284	$405	3%
Fertilizers	2,961	$1,997	11%	3,023	$1,429	10%
Plant Regulators	520	$270	1%	370	$196	1%
Herbicides, Pesticides and Germicides	121	$448	2%	268	$162	1%

Price of corn seeds for the six months as of June 30, 2010 have increased by 24% as compared with the same period in 2009. The increase was mainly due to rise in the market prices of corn seeds for lacking of supply, which is due to the fact that corn production was hampered by the heavy rainfall and flood in the summer of 2009.

Price of fertilizer for the six months as of June 30, 2010 has increased by 43% as compared with the same period in 2009, which is resulted from increase in sales of our premier humic fertilizer.

Increases in prices for germicides, pesticides and herbicides for the six months as of June 30, 2010 was due to the reason as discussed in the three month comparison.

	Average Price Per Kilogram for the six months ended June 30,		Percentage Change
Product	2010	2009
Corn Seeds	$1.22	$0.98	24%
Soybean Seeds	$0.95	$0.91	4%
Rice Seeds	$0.76	$0.76	0%
Vegetable Seeds	$-	$1.43	n/m
Fertilizers	$0.67	$0.47	43%
Plant Regulators	$0.52	$0.53	(2)%
Germicides, Pesticides and Herbicides	$3.70	$0.60	514%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $2.87 million, or 34.90%, from approximately $8.21 million for the six months ended June 30, 2009 to approximately $11.07 million for the six months ended June 30, 2010.  This increase was primarily attributable to the increase in sales volume resulted from our marketing efforts, expanded distribution network and prolonged credit period.

Operating and Administrative Expenses

Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $0.53 million, or 116.20%, from approximately $0.46 million for the six months ended June 30, 2009 to approximately $0.99 million for the six months ended June 30, 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $0.18 million, or 191.72%, from approximately $0.09 million for the six months ended June 30, 2009 to approximately $0.27 million for the six months ended June 30, 2010.  This increase was primarily attributable to (i) an increase of approximately $0.11 million in advertisement expenses to promote our brand awareness, (ii) an increase of approximately $0.02 million in transportation expenses as our sales volume inflates, and (iii) approximately $0.03 million spent for our direct stores.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.36 million, or 97.32%, from approximately $0.37 million for the six months ended June 30, 2010 to approximately $0.73 million for the six months ended June 30, 2010.  This increase was primarily attributable to: i) approximately $0.13 million for the legal services for the reverse merger, ii) approximately $0.06 million for trial cultivation of corns for the target of enhancing our seed quality, iii) approximately $0.07 million paid for accounting and auditing services, and iii) approximately $0.04 million for increase participation in industry wide conferences and academic conferences to indentify research and cooperation opportunities. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout northeastern China.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $1.55 million, or 29.00%, from approximately $5.33 million for the six months ended June 30, 2009 to approximately $6.88 million for the three months ended June 30, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs, subsidy from government and other income and expense accounts.  Other income increased approximately by $0.5 million, from other expense of approximately $0.07 million for the six months ended June 30, 2009 to other income of approximately $0.43 million for the six months ended June 30, 2010, which is attribute to deduction of tax payable of approximately 0.42 million from approval of retrospective adjustment on tax payable of 2009 in line with our favorable income tax rate of 15%.

Income Tax Expenses

We are subject to PRC enterprise income taxes.  Our income tax expenses decreased by approximately $0.26 million, or 20.04%, from approximately $1.32 million for the six months ended June 30, 2009 to approximately $1.05 million for the six months ended June 30, 2010. The increase was primarily attributable to favorite income tax rate we obtained in 2010.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the six months ended June 30, 2009,
	2010	2009
	Unaudited	Unaudited
Net cash provided by (used in):	($ in thousands)
Operating activities	$14,722	$9,119
Investing activities	$(608)	$(52)
Financing activities	$1,549	$(1,023)

Net Cash Provided By Operating Activities

As of June 30, 2010, we had cash and cash equivalents of approximately $15.89 million, total current assets of approximately $20.99 million, and a working capital surplus of approximately $17.98 million. We have financed our activities to date principally from cash derived from operating activities. Our cash balances are affected by sales seasonality for our products. We believe our current cash balances and expected collection of most of our receivables will be sufficient to sustain our operation.

Net Cash Used in Investing Activities

For the six months periods, net cash used in investing activities increased approximately $0.55 million, from approximately $0.06 million for the six months ended June 30, 2009 to approximately $0.61 million for the six months ended June 30, 2010.  This increase was primarily attributable to the prepayments of leases and purchases of seeds patents as stated above. Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities and expenditures for leasing lands and purchase of new seed patents.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities increased by approximately $2.58 million, from a net outflow of $1.02 million for the six months ended 2009 to an inflow of 1.55 million for the six months ended June 30, 2010. This increase was primarily attributable to proceeds from the issuance of common shares and warrants as discussed above. We will improve our cash flow by obtaining bank loans and obtaining financing from capital markets

Other Factors Affecting Our Liquidity and Capital Resources

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering.

As the parties in the abovementioned transaction were not related, the total amount of the proceeds was deemed as the fair value of the common shares and warrants issued. Common shares issued were valued at total proceeds minus the fair value of the warrants. Management is responsible for determining the fair value of the warrant, as of the grant date. The fair value of the warrants issued are estimated on the date of grant using the Black-Scholes option valuation model to be $849,852.

Subsidy and Favorable Tax Rate

In January 2010, we were identified as a High-tech Enterprise by the PRC Government. This honor entitled us to a favorable enterprise income tax rate of 15% for the years 2010 and 2011, and an gain from a retrospective adjustment over tax payable for the year 2009 according to the favored tax rate.  At the same time, we were granted an exemption from interest on the loans we borrowed from a certain bank for three years. We believe the subsidy and tax favor will enhance our profitability and cash flow, and boost our expansion.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the  Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually, events could occur that would require us to increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and six month periods ended June 30, 2010 and 2009.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the in the three and six month periods ended June 30, 2010 and 2009.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We render neither sales returns nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

Recently Adopted Accounting Pronouncement

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. Commencing on January 1, 2006, the new PRC regulations waived the requirements for appropriating retained earnings to the public welfare fund. As of June 30, 2010 and December 31, 2009, the statutory reserves were $1,751,465 and $1,112,119, respectively.

Off Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we have no off balance sheet arrangements.

Outstanding Indebtedness

We have a short term loan from a certain bank in PRC as of June 30, 2010 and December 31, 2009, borrowed on November 20, 2009, bearing annual interest of 5.31%, matures on November 5, 2010.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because the Company has only one officer or employee and therefore it is not possible to have appropriate segregation of duties. Once the Company becomes an operating company it expects that it will increase its personnel in order to have effective internal controls.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.   See the Company’s Form 8-K filed with the Securities and Exchange Commission on June 22, 2010 (“Form 8-K”), which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 501 of the Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding equity securities sold by the Company during the quartely period ended June 30, 2010 has been included in Item 3.02 of the Form 8-K filed with the Securities and Exchange Commission on June 22, 2010

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Exhibit Description

31.1	Chief Executive Officer Certification pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010		FOREX365, INC.

	By:	/s/ Zhang Li
Zhang Li
Chief Executive Officer