Form 10-Q
period 2010-09-30
Forex365, Inc.
filed 2010-11-15
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

Commission File Number:  0-53436

Fuer International Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐                                                                                                 Accelerated filer    ☐
Non-accelerated filer    ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐ .

As of September 30, 2010, there were 12,598,000 shares of common stock, par value $0.001 per share, outstanding.

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Fuer International Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbor for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,458,847	$155,425
Restricted cash	-	219,580
Trade receivables, net	1,034,607	2,066,430
Other receivables, net	88,785	383,817
Inventories	774,946	7,721,554
Advances to suppliers and prepaid expenses	367,068	2,670,374
Biological assets	47,872	-
Current portion of prepaid leases	28,016	-
Total Current Assets	19,800,141	13,217,180
		-
Property, plant and equipment, net	2,692,032	2,739,385
Intangibles, net	290,033	181,909
Prepaid leases	405,979	-

Total Assets	$23,188,185	$16,138,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short term debt	$-	$2,193,881
Accounts payable and accrued expenses	795,935	504,965
Advances from customers and other payables	83,545	303,669
Income tax payable	890,669	596,026
Total Liabilities	1,770,149	3,598,541

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,000 shares issued and outstanding, and 11, 939,132 shares outstanding as of June 30, 2010 and December 31, 2009, respectively.	12,958	11,550
Additional paid in capital	7,046,494	4,547,903
Statutory reserves	1,112,119	1,112,119
Retained earnings	11,782,515	5,797,827
Accumulated other comprehensive income	1,463,950	1,070,534
Total Shareholders' Equity	21,418,036	12,539,933

Total Liabilities and Shareholders' Equity	$23,188,185	$16,138,474

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Sales	$739,230	$560,003	$19,682,772	$14,560,417
Cost of goods sold	433,584	344,349	11,507,436	8,553,018
Gross profit	305,646	215,654	8,175,336	6,007,399

Operating and administrative expenses:
Sales and marketing	215,298	104,898	481,975	196,312
General and administrative	364,354	249,595	1,085,972	615,308
Total operating and administrative expenses	579,652	354,493	1,567,947	811,620
(Loss) Income from operations	(274,006)	(138,839)	6,607,389	5,195,779

Other (expenses) income:
Interest income	6,576	4,502	14,379	15,859
Interest expense	(29,947)	(7,832)	(86,392)	(66,902)
Other income, net	92,568	(1)	68,658	(14,806)
Non operating Income (expenses)	(98,618)	(257)	(23,974)	(6,569)
Other (expenses) income	(29,421)	(3,588)	(27,329)	(72,418)

(Loss) Income before income tax	(303,427)	(142,427)	6,580,060	5,123,361
Income tax (benefit) expenses	(31,997)	(37,189)	595,373	1,280,536
Net (Loss) income	(335,424)	(179,616)	5,984,687	3,842,825

Other comprehensive (loss) income:
Foreign currency translation adjustments	316,448	13,713	393,416	25,887
Comprehensive (loss) income	$(18,976)	$(165,903)	$6,378,103	$3,868,712

Earnings per share
Basic	$(0.03)	$(0.02)	$0.50	$0.32
Diluted	$(0.03)	$(0.02)	$0.48	$0.32

Weighted average number of shares issued and outstanding
Basic	12,095,881	11,939,132	12,017,939	11,939,132
Diluted	12,611,797	11,939,132	12,533,856	11,939,132

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2010	2009

Cash flow from operating activities:
Net Income	$5,984,687	$3,842,825
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and Amortization	177,249	168,896
Loss from disposal of long term assets	-	4,881
Changes in current assets and liabilities
Restricted cash	220,250	(554)
Trade receivables	1,015,454	(1,074,304)
Other receivables	338,374	(256,331)
Inventories	6,983,619	5,275,324
Advances to suppliers	2,351,244	(372,716)
Biological assets	(47,042)	-
Accounts payable and accrued expenses	275,616	376,781
Advances from customers	(304,085)	203,573
Other payables	80,394	-
Income tax payables	277,366	695,500
Net cash provided by operating activities	17,353,126	8,863,875

Cash flow from investing activities:
Purchase of property plant and equipment	(53,875)	(28,822)
Proceeds from disposal of property and equipment	-	292
Purchase of intangible assets	(124,699)	(61,381)
Increase in prepaid leases	(440,228)	-
Net cash used in investing activities	(618,802)	(89,911)

Cash flow from financing activities:
Proceeds from issuance of common stock and warrants	2,500,000	-
Repayment of short term loans	(2,200,575)	(2,046,033)
Net cash provided by (used in) financing activities	299,425	(2,046,033)

Foreign currency translation adjustments	269,673	11,560
Net increase in cash and cash equivalents	17,303,422	6,739,491

Cash and cash equivalents - beginning balance	155,425	2,772,020

Cash and cash equivalents - ending balance	$17,458,847	$9,511,511

Supplemental disclosure of cash flow information
Interest paid	$61,894	$66,878
Income taxes paid	$341,930	$608,868

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 – ORGANIZATION

The consolidated financial statements include the financial statements of Fuer International Inc. (referred to herein as “Fuer International”), its subsidiaries, and variable interest entity (“VIE”), where Fuer International is deemed the primary beneficiary. Fuer International, its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

On June 16, 2010, Fuer International Inc. (the “Fuer International”), a company incorporated in Nevada on February 8, 1984, entered into a Share Exchange Agreement (the “Exchange Agreement”) with China Golden Holdings, Ltd., a company organized under the laws of the British Virgin Islands (“China Golden”), the shareholders of China Golden (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding common shares of China Golden (the “China Golden Shares”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the China Golden Shares in exchange for the issuance of 11,550,392 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Golden became our wholly-owned subsidiary and the Shareholders acquired approximately 96.47% of our issued and outstanding stock.

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

On July 28, 2010, we completed a name change from “Forex365, Inc,” to “Fuer International Inc,” under the consent of the holders of approximately 92.58% of the outstanding shares of Common Stock.

China Golden was incorporated in the British Virgin Island on November 30, 2009 as a limited liability company (a BVI company). China Golden is engaged in the business of production and distribution of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives. It’s wholly owned subsidiary, Qiqihar Deli Enterprise Management Consultancy Co., Ltd. (“Deli”) was incorporated in the Heilongjiang Province, the People’s Republic of China (the “PRC”) on February 10, 2010 as a limited liability company that provides management advisory services. Other than the equity interest in Deli, China Golden does not own any assets or conduct any operations.

Qiqihar Fuer Agronomy Inc. (“Fuer”) was incorporated in the Heilongjiang Province, in the PRC on March 18, 2003. Fuer is a provider of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives that distribute products through 1094 distributors to farmers located primarily in the PRC provinces of Heilongjiang, Jilin, Inner Mongolia and other provinces of the PRC. Fuer breeds its proprietary seeds through farmers under contractual agreements. Fuer also sells to their customers of humic fertilizer, plant additives as well as pesticides, germicides and herbicides. Deli through a series of contractual arrangements has the ability to substantially influence the daily operations and financial affairs of Fuer, in addition to being able to appoint Fuer’s senior executives and approve all matters requiring stockholder approval. The structures of the contractual arrangements are such that Fuer is effectively a variable interest entity (“VIE”) of Deli. Accordingly, China Golden through its wholly-owned subsidiary Deli consolidates Fuer’s results of operation, assets and liabilities in their financial statements. Hereafter, Fuer International China Golden, Deli and Fuer are collectively referred to as the “Company” unless specific reference is made to an individual entity.

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc.	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors.	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Fuer International Inc..	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. On March 25, 2010, the Company entered into certain contractual agreements (the Contractual Agreements) with Fuer, which entitles Deli to receive all of the residual returns of Fuer. An Exclusive Business Cooperation Agreement provides a full guarantee for the performance of such contracts, agreements or transactions entered into by Fuer. As a result of the Contractual Agreement, Deli will absorb 100% of the expected losses and gains of Fuer, which results in Deli being the primary beneficiary of Fuer.

Based on these exclusive agreements, the Company consolidates the variable interest entity, Fuer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of Fuer are allocated based upon the Exclusive Business Cooperation Agreement

The followings are brief description of the Contractual Agreements entered between Deli and Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Fuer, Deli has the exclusive right to provide to Fuer general business operation services, including advice, strategic planning, and consulting services related to the technological research and development of the Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli that is equal to all of Fuer’s profits as defined in the Share Pledge Agreement. The Agreement is valid for 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Fuer.

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

3.
Option Agreement.  Under the option agreement between Fuer’s Shareholders and Deli, Fuer’s Shareholders irrevocably granted Deli or its designated person an exclusive option to purchase, to the extent permitted under the PRC law, all or part of the equity interests in Fuer for the cost of the initial contributions to the registered capital of Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)
4.
Loan Agreement. Under the Loan Agreement, the shareholders of Fuer shall borrow RMB 10,000,000 from Deli, only for the purpose of increasing the registered capital of Fuer. In addition, shareholders of Fuer agree to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; (3) keep the value of its assets. Also included in this agreement, unless consented by Deli, Fuer should not: (1) purchase and dispose of any assets; enter into any material agreements with any third party within its operating activities; and (3) declare any dividends to its shareholders.

The accounts of Fuer are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation” As a VIE, Fuer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Fuer’s net income. There were deduction to net income in calculating the net income attributable to the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

For the three and nine month periods ended September 30, 2010 and 2009, the Company has used the same significant accounting policies and estimates       that are discussed in the SEC Form 8-K filed on July 16, 2010, as filed for Share Exchange, Included in this filing are financial statements for the year ended December 31, 2009 for China Golden Holdings, Inc.

(b) Unaudited Financial Statements

The accompanying consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008 for China Golden Holdings, Inc, as filed in form 8-K on July 16, 2010. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010, or that which was achieved in the year ended December 31, 2009.

(c) Principles of consolidation

Pursuant to US GAAP, Fuer is a VIE of the Company and the Company is the primary beneficiary of the VIE. Accordingly, Fuer have been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over the Fuer; and has the exclusive right to obtain all of the financial interests of Fuer, such as obtaining periodic income through Exclusive Business Cooperation Agreements and obtaining the net assets of Fuer through agreement to purchase of their equity at essentially a no cost basis. There is no non-controlling interest held by other parties in Fuer

(d) Use of estimates

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

(e) Foreign currency translation

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

The Company’ primarily operates in the PRC. The financial position and results of operations of Fuer and Deli are determined using the local currency (“Renminbi” or “RMB”) as the functional currency. The financial position of Fuer International and China Golden are determined using USD as the functional currency.

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

	For the periods ended September 30, 2010		For the periods ended September 30, 2009
	3 months	9 months	3 months	9 months
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of the three and nine months ended September 30, 2010 and 2009	US$1=RMB 6.6981	US$1=RMB6.6981	US$1=RMB 6.8376	US$1=RMB 6.8376

Amounts included in the statements of operations, and statements of cash flows for the three and nine months ended September 30, 2010 and 2009	US$1=RMB 6.7803	US$1=RMB6.8376	US$1=RMB 6.8411	US$1=RMB 6.8425

For the three and nine months ended September 30, 2010, foreign currency translation adjustments of $316,448 and $393,416, respectively, have been reported as comprehensive income.

For the three and nine months ended September 30, 2009, foreign currency translation adjustments of $13,713 and $25,587, respectively, have been reported as comprehensive income.

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

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

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

(i) Restricted Cash

Restricted cash are amounts held in a special bank account which are kept as guarantees for the short term bank loans. As of September 30, 2010 and December 31, 2009, the balances of restricted cash were $0 and $219,580, respectively.

(j) Trade receivables

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of September 30, 2010 and December 31, 2009, the Company had allowances for doubtful accounts of $338,759 and $331,867, respectively.

(k) Other receivable, net

Other receivables are travel and business advances to employees. As of September 30, 2010 and December 31, 2009, total advances under such arrangements were $88,785 and $383,817, respectively. The Company has not recorded any allowances for doubtful accounts of other receivables as of September 30, 2010 and December 31, 2009.

(l) Inventory

Inventory, consisting of finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Costs of finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The Company has not recorded an inventory reserve as of September 30, 2010 and December 31, 2009.

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

(m) Advance to suppliers

Advances to suppliers represent cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $367,068 and $2,670,374 as of September 30, 2010 and December 31, 2009, respectively.

(n) Biological assets

Biological assets are crops planted to provide seeds for the commercial distribution which will be harvested within one year. The cost of the biological assets includes cost of input seeds, fertilizers, and other materials, direct overhead and expensing of prepaid leases of land used. As of September 30, 2010 and December 31, 2009, biological assets are totaled $47,872 and nil, respectively.

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

(p) Intangible assets

The Company states intangible assets at cost less accumulated amortization. The Company’s intangible assets as of September 30, 2010 include seed patents purchased from local or state universities or institutions of agriculture. The patents are amortized on straight line method over 10 years. The amortization expense of intangible assets for the three months ended September 30, 2010 and 2009 amounted to $9,107 and $3,093, respectively. The amortization expense of intangible assets for the nine months ended September 30, 2010 and 2009 amounted to $20,942 and $8,208, respectively.

(q) Prepaid Leases

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount that to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulation prohibit companies from acquisition of land use right, the company entered into long term agreement with certain people to rent land. The rentals for the whole contract period are prepaid at the inception of leases. The rentals are recorded as operating lease expenses using the straight line method during the contract period. Leases that are expensed within 12 months subsequent to the balance sheet date are recorded as current portion of prepaid leases.

The operating lease expenses for the three and nine months ended September 30, 2010 amounted to $6,900 and $13,765, respectively.

(r) Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2010 and 2009, respectively.

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

According to ASC 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Effect of applying of this standard is immaterial on our financial statement.

(t) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of seeds, fertilizers, pesticides, germicides and herbicides upon shipment and transfer of title.

(u) Advances from customers

Advances from customers represent prepayments by customers for the Company’s products during the peak season from November to July. The Company does not require advances during months other than the peak season. The Company records such prepayment as advances from customers when the payments are received.

(v) Shipping expense

Shipping costs are included in selling and marketing expenses and totaled $9,335 and $109 for the three months ended September 30, 2010 and 2009, respectively. Shipping cost for the nine months ended September 30, 2010 and 2009 was $44,979 and $12,387, respectively

(w) Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended September 30, 2010 and 2009, the costs of these benefits are charged to general and administrative expenses and amounted to $57,550 and $47,624, respectively. The employee benefits for the nine months ended September 30, 2010 and 2009 was $170,334 and $142,502, respectively

(x) Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the three months ended September 30, 2010 and 2009, advertising expense amounted to $144,949 and $73,070, respectively. For the nine months ended September 30, 2010 and 2009, advertising expense amounted to $253,641 and $73,856, respectively.

(y) Accumulated other comprehensive income

Comprehensive income is comprised of net income, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the three months ended September 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments. As of September 30, 2010 and December 31, 2009, accumulated other comprehensive income amounted to $1,463,950 and $1,070,534, respectively.

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

(aa) Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2010, subsequent events were evaluated by the Company as of the date on which the consolidated financial statements at and for the periods ended September 30, 2010, were available to be released.

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

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU will significantly expand existing disclosures about the credit quality of financing receivables and their allowance for credit losses. The ASU affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The extent of the effect depends on the relative significance of financing receivables to an entity’s operations and financial position. For public companies, the disclosures as of the end of a reporting period (such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators) are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period (such as modifications and rollforward of allowance for credit losses) are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements, however the amendment is not expected to have any impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

NOTE 3 – TRADE RECEIVABLES, NET

At September 30, 2010 and December 31, 2009 trade receivables consisted of the following:

	September 30,	December 31,
	2010	2009
		(Audited)
Trade receivables	$1,373,366	$2,398,297
Less: Allowance for receivables	(338,759)	(331,867)
	$1,034,607	$2,066,430

NOTE 4 – INVENTORY

At September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30,	December 31,
	2010	2009
		(Audited)
Raw materials	$608,516	$2,903,920
Goods in transit	-	4,817,634
Finished goods	166,430	-
Total	$774,946	$7,721,554

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2010 and December 31, 2009, the following are the details of the property, plant and equipment:

	September 30,	December 31,
	2010	2009
		(Audited)
Property and Plant	$2,769,900	$2,713,547
Operation Equipment	630,597	605,576
Office Equipment	68,941	54,684
Vehicles	130,251	98,938
	3,599,690	3,472,745
Accumulated Depreciation	(907,658)	(733,360)
Total	$2,692,032	$2,739,385

Depreciation expense for the three months ended September 30, 2010 and 2009 was $53,528 and $53,332, respectively. Depreciation for the nine months ended September 30, 2010 and 2009 was $156,307 and $160,688, respectively. Loss from disposal of assets for the nine months ended September 30, 2010 and 2009 was nil and $4,881, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties. At September 30, 2010 and December 31, 2009, the balances of net intangible assets were $290,033 and $181,909, respectively. Accumulated amortization of the intangible assets as of September 30, 2010 and December 31, 2009 was $71,898 and $55,029, respectively. The amortization expense of intangible assets for the three months ended September 30, 2010 and 2009 amounted to $9,107 and $3,093, respectively. The amortization expense of intangible assets for the nine months ended September 30, 2010 and 2009 amounted to $20,942 and $8,208, respectively.

Expected future amortization expenses for future years are as follows:

For the remainder of fiscal year 2010	$9,219
2011	36,876
2012	36,876
2013	36,130
2014	32,957
Thereafter	137,975
$290,033

NOTE 7 – PREPAID LEASES

The Company’s prepaid leases are prepayments for leased land. As of September 30, 2010, and December 31, 2009, details about prepaid leases was:

	September 30,	December 31,
	2010	2009
		(Audited)
Prepaid leases	$448,004	$-
Expense of prepaid leases	(14,008)	-
	433,996	-
Less: Current portion of prepaid leases	28,016	-
Net prepaid leases	$405,979	$-

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 – SHORT-TERM DEBT

Short-term debt included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 was:

	September 30,	December 31,
	2010	2009
		(Audited)
5.31% loan payable to Agriculture Development Bank of China for one year, matures on November 5, 2010, collateralized with buildings.	$-	$2,193,881

NOTE 9 – ACCOUNTS PAYABLE AND ACRRUED EXPENSES

Accounts payable and accrued expenses comprised of account payables, salary payables, welfare payables and amounts due to related parties. At September 30, 2010 and December 31, 2009, details of accounts payables and accrued expenses were:

	September 30	December 31,
	2010	2009
		(Audited)
Accounts payable	$724,541	$494,927
Salary payable	13,138	-
Welfare payable	58,256	-
Due to related parties	-	10,038
	$795,935	$504,965

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, there was no balance due to related parties. For the three and nine months ended of September 30, 2010, there were no related party transactions.

Due to related parties as of December 31, 2009 consisted of i) $10,038 payable to Qingdao Fuer Agronomy Inc, a company producing pesticides, germicides, and herbicides which is controlled by Mr. Zhang Li, CEO of the Company.

NOTE 11 – INCOME TAX PAYABLES

The Company is governed by the Income Tax Law of the People’s Republic of China. Under the Income Tax Laws of PRC, since January 2008, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

In January, 2010, the Company was certified as national high tech enterprise. As a result, the Company will enjoy favorable enterprise income tax rate of 15% for 3 years, start from beginning the fiscal year of 2010.

FUER INTERNATIONALFUER INTERNATIONAL INCFUER INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
 (UNAUDITED)
NOTE 12 – COMMON STOCK AND WARRANTS ISSUANCE

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering. Both parties have informally agreed to amend their registration rights.

NOTE 13 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds by the ended of each calendar year, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. Statutory reserves were $1,112,119 as of September 30, 2010 and December 31, 2009, and no appropriation to the statutory reserves was made during the nine months ended for September 30, 2010.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has launched the Company’s Chain Store program in March, 2010, including conversion of distributors into branded store operators, and establishment of the Company’s own stores. As of September, 30, 2010, the Company has established 5 wholly owned stores, and 43 branded stores.

The Company entered into five lease agreements in March, 2010 for establishment of its wholly owned stores, including four agreements for one year and an agreement for two years. Rentals were prepaid at commencement of the leasing period. The Company has paid refundable security deposits of $439 for two stores. No such deposits were required under the other three lease agreements. Rental expenses for the three and nine months periods ended September 30, 2010 were $4,255 and $12,765, respectively.

On March 30, 2010, the Company entered into an agreement to lease farm land of 23.06 acres from local farmers for five years starting from March 30, 2010. Subject to the agreement, five years of future rent totaling $34,856 was required upon the commencement of the lease, which was paid as of March 31, 2010 and is accounted for as prepaid lease. In April 2010, the Company rented farmland of 247.11 acre for 20 years. $448,004 was prepaid at inception of the leasing periods. The prepayments are recorded in prepaid expenses and amortized during the leasing period using the straight line method of amortization. Expected amortization of prepaid leases is as follows as of September 30, 2010:

Year	Prepaid Rental	Prepaid Leases
2010	$17,020	$$21,013
2011	4,479	28,016
2012	-	28,016
2013	-	28,016
2014	-	28,016
Thereafter	-	314,927
	21,499	$448,004
Less - Rental and lease expensed during the nine months ended September 30, 2010	12,795	14,009
Less - Current portion prepaid rental and prepaid leases	8,704	433,995
Long-term portion of prepaid rental and prepaid leases	-	28,016
	$8,704	$405,979

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

Overview

We are a leading Chinese agricultural material company providing quality hybrid corn seeds, soybean seeds, rice seeds and fertilizer product to farmers in the northeastern China, which is the most important agriculture region in the country. Through our 1,094 distributors, over 3,430 outlets and five wholly owned chain stores, we distribute our products to 58 million farmers located in Heilongjiang, Jilin, and northeastern Inner Mongolia and to the rest of China. Our seed products are breed with our exclusively contracted breeders in Heilongjiang, Jilin, and northeastern Inner Mongolia.

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

Great Potential in the Seeds Market

Farmers in China use a great portion of seeds from the output of the previous year for their needs in the next year. According to National Bureau of Statistics of China, in 2008, only 38.5% of seeds used were supplied by seeds companies, compared to world average of 70% and over 90% in developed countries, which creates a market of $4 billion. Additionally, seeds prices in China are generally five to eight times the grain price, compared to 15 to 25 times in the developed countries.

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

Adverse Attitude towards Genetically Modified Seeds

Though years have passed since genetic modification technique were adopted in seed production, safety of genetically modified grain is still unproved. It is estimated that cultivation of genetically modified plant would impact gene stability of surrounding natural plants, and the health of creatures that eat them. At present, both the EU and the United States have not approved genetically modified crops edible for humans. Though two varieties of genetically modified corn seed was granted Safety Certificates from Committee of food safety of the Ministry of Agriculture of the PRC, they still await for further approvals for commercial sales, as clarified by the state authority. It may take years for genetically modified grain to be accepted by customers.

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

Seasonality

Winter in the provinces of Heilongjiang, Jilin and Northeast Inner Mongolia is long and cold. Temperature drops to below zero degree centigrade from September to October and will not rise to above zero degree centigrade until April to May of the next year. Farmers can only plant crops once a year. They usually plant seeds in May and harvest from September to November.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the 3 months ended September 30		For the 9 months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operations Data
Sales	$739,230	$560,003	$19,682,772	$14,560,417
Cost of goods sold	433,584	344,349	11,507,436	8,553,018
Gross profit	305,646	215,654	8,175,336	6,007,399
Sales and marketing	215,298	104,898	481,975	196,312
General and administrative	364,354	249,595	1,085,972	615,308
Total operating expenses	579,652	354,493	1,567,947	811,620
(Loss) Income from operations	(274,006)	(138,839)	6,607,389	5,195,779
Other (expenses) income, total	(29,421)	(3,588)	398,949	(72,418)
Income tax expenses	(31,997)	(37,189)	1,021,651	1,280,536
Net (Loss) income	$(335,424)	$(179,616)	$5,984,687	$3,842,825

Comparison of Three Months ended September 30, 2010 and 2009

Sales

Our sales consist primarily of revenues generated from sales of fertilizers plant regulators and herbicides Sales increased by approximately $0.18 million, or 32%, from approximately $0.56 million in 2009 to approximately $0.74 million in 2010.  This increase was primarily attributable to increase in sales of fertilizers due to increased market demand for our humic fertilizer product..

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2010 and 2009

	For the three months ended				For the three months ended
	September 30 2010				September 30 2009
Product name	Quantity	Amount		% of	Quantity	Amount		% of
	(Kg’000)	$	(’000)	Sales	(Kg’000)	$	(’000)	Sales
Corn Seeds	-		$-	-%	-		$-	-%
Soybean Seeds	-		$-	-%	-		$-	-%
Rice Seeds	-		$-	-%	-		$-	-%
Vegetable Seeds	-		$-	-%	9		$14	2%
Fertilizers	808		$660	96%	608		$454	81%
Plant Regulators	29		$15	2%	72		$37	7%
Germicides, Pesticides and Germicides	5		$17	2%	79		$54	10%

The increase in average price of fertilizer mainly resulted from the increased demand of our premier fertilizer products, which is a of the focus of our marketing efforts in the third quarter..

We rely on our production of germicides, pesticides and herbicides products on our Original Equipment Manufacturer (“OEM”), Qingdao Fuer Agronomy Pesticides Ltd. (“Qingdao Fuer”). During the second quarter of 2010, Qingdao Fuer completed its facility reformation and began producing only an updated premium herbicide product. The new premium herbicide was more efficient and less toxic compared with traditional herbicides, and could be widely applied to cultivation of field crops. The Company distributed only the new herbicide in the three months ended September 30, 2010, which led to the increase in the average selling price of such product category.

	Average Price Per Kilogram
	for the three months ended September 30,		Percentage Change
Product	2010	2009
Corn Seeds	$-	$-	-%
Soybean Seeds	-	-	-%
Rice Seeds	-	-	-%
Vegetable Seeds	-	1.46	-%
Fertilizers	0.82	0.75	9%
Plant Regulators	3.76	0.68	453%
Germicides, Pesticides and Germicides	$0.53	$0.51	4%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $0.09 million, or 25.91%, from approximately $0.34 million for the three months ended September 30, 2009 to approximately $0.43 million for the three months ended September 30, 2010.  This increase was primarily attributable to the increase in sales volume of corn seeds which resulted from the fact that sales season for seeds was extended as the weather in April of 2010 was colder than the prior year.

Operating and Administrative Expenses

Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $0.26 million, or 63.52%, from approximately $0.35 million for the three months ended September 30, 2009 to approximately $0.58 million for the three months ended September 30, 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $0.11 million, or 105.25%, from approximately $0.11 million for the three months ended September 30, 2009 to approximately $0.22 million for the three months ended September 30, 2010.  This increase was primarily attributable to (i) an increase of approximately $0.07 million in advertisement expenses to promote our brand awareness during the weak sales season, and (ii) an increase of approximately $0.01 million in transportation cost, which is due to enhanced sales of our fertilizer product.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.11 million, or 45.98%, from approximately $0.25 million for the three months ended September 30, 2010 to approximately $0.36 million for the three months ended September 30, 2010.  This increase was primarily attributable to: i) approximately $0.05 million for auditing and legal services, ii) approximately $0.02 million increase in salaries and welfare, iii) approximately $0.01 million for increase management traveling for industrial conferences. iv) approximately $0.02 million increase in maintenance of fixed assets; v) decrease of approximately $0.05 million in consultant fees. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout northeastern China.

Loss from Operations

As a result of the foregoing, our loss from operations increased by approximately $0.14 million, or 97.35%, from approximately $0.28 million for the three months ended September 30, 2009 to approximately $0.14 million for the three months ended September 30, 2010.

Other Expenses

Our other expenses consist primarily of interest income, interest and finance costs, subsidy from government and other income and expense accounts.  Other expenses increased approximately by $0.025 million, from other expense of approximately $3,588 for the three months ended September 30, 2009 to other expenses of approximately $0.03 million for the three months ended September 30, 2010, which is attributable to increase in interest expense of approximately 0.02 million.

Income Tax Expenses

We are subject to PRC enterprise income taxes.  Our gains from income tax deduction due to operating loss decreased by approximately $0.01 million, or 13.96%, from approximately $0.03 million for the three months ended September 30, 2009 to approximately $0.04 million for the three months ended September 30, 2010.  The increase was primarily attributable to increases in our income subject to PRC tax and the favorable income taxes rate of 15% which we obtained in the first quarter of 2010..

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative foreign currency translation adjustments.

Comparison of the Nine Months ended September 30, 2010 and 2009

Sales

Sales increased by approximately $5.12 million, or 35.18%, from approximately $14.56 million for the nine months ended September 30, 2009 to approximately $19.68 million for the nine months ended September 30, 2009.  This increase was primarily attributable to increase in demand of our soybean seeds, rice seeds, and fertilizer product.

The following table sets forth information regarding the sales of our principal products during the three month ended September 30, 2010 and 2009

	For the nine months ended				For the nine months ended
	September 30 2010				September 30 2009
Product name	Quantity	Amount		% of	Quantity	Amount		% of
	(Kg’000)	$	(’000)	Sales	(Kg’000)	$	(’000)	Sales
Corn Seeds	7,319		$8,920	46%	9,877		$9,654	46%
Soybean Seeds	3,941		$3,739	19%	1,353		$1,236	19%
Rice Seeds	4,772		$3,614	18%	1,211		$919	18%
Vegetable Seeds	-		$-	-%	293		$419	-%
Fertilizers	3,769		$2,658	14%	3,631		$1,884	14%
Plant Regulators	549		$286	1%	443		$233	1%
Germicides, Pesticides and Germicides	126		$466	2%	347		$215	2%

Price of corn seeds for the nine months as of September 30, 2010 have increased by 24% as compared with the same period in 2009. The increase was mainly due to rise in the market prices of corn seed due to a lack of supply, which is due to the fact that corn production was hampered by the heavy rainfall and flood in the summer of 2009.

Price of fertilizer for the nine months as of September 30, 2010 has increased by 36% as compared with the same period in 2009, which is resulted from increase in sales of our premier humic fertilizer.

We rely on our production of germicides, pesticides and herbicides products on our Original Equipment Manufacturer (“OEM”), Qingdao Fuer Agronomy Pesticides Ltd. (“Qingdao Fuer”). During the second quarter of 2010, Qingdao Fuer completed its facility reformation and began producing only an updated premium herbicide product. The new premium herbicide was more efficient and less toxic compared with traditional herbicides, and could be widely applied to cultivation of field crops. The Company distributed only the new herbicide in the three months ended September 30, 2010, which led to the increase in the average selling price of such product category.

	Average Price Per Kilogram		Percentage
	for the nine months ended September 30,		Change
Product	2010	2009
Corn Seeds	$1.22	$0.98	25.00%
Soybean Seeds	$0.95	$0.91	4.00%
Rice Seeds	$0.76	$0.76	-%
Vegetable Seeds	$-	$1.43	-%
Fertilizers	$0.71	$0.52	36%
Plant Regulators	$0.52	$0.53	(1)%
Germicides, Pesticides and Germicides	$3.71	$0.62	498%

Cost of Goods Sold

Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $2.95 million, or 34.54%, from approximately $8.55 million for the nine months ended September 30, 2009 to approximately $11.51 million for the nine months ended September 30, 2010.  This increase was primarily attributable to the increase in sales volume resulting from our marketing efforts, expanded distribution network and prolonged credit period.

Operating and Administrative Expenses

Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $0.76 million, or 93.19%, from approximately $0.0.81 million for the nine months ended September 30, 2009 to approximately $1.57 million for the nine months ended September 30, 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonuses for the sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.28 million, or 145.51%, from approximately $0.20 million for the nine months ended September 30, 2009 to approximately $0.48 million for the nine months ended September 30, 2010.  This increase was primarily attributable to (i) an increase of approximately $0.18 million in advertisement expenses to promote our brand awareness, (ii) an increase of approximately $0.03 million in transportation expenses as our sales volume inflates, and (iii) approximately $0.03 million spent for our direct stores.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.36 million, or 96.27%, from approximately $0.37 million for the nine months ended September 30, 2010 to approximately $0.73 million for the nine months ended September 30, 2010.  This increase was primarily attributable to: i) approximately $0.25 million for auditing and legal services, ii) approximately $0.07 million for trial cultivation of corns for the target of enhancing our seed quality, and iii) increase of approximately $0.04 million for increased travelling expenses and participation in industry wide conferences and academic conferences to indentify research and cooperation opportunities. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout northeastern China.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $1.41 million, or 27.17%, from approximately $5.20 million for the nine months ended September 30, 2009 to approximately $6.60 million for the nine months ended September 30, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs, other income and expense accounts.  Other expense decreased approximately by $0.05 million, from other expense of approximately $0.07 million for the nine months ended September 30, 2009 to expense of approximately $0.03 million for the nine months ended September 30, 2010.

Income Tax Expenses

We are subject to PRC enterprise income taxes.  Our income tax expenses decreased by approximately $0.26 million, or 20.21%, from approximately $1.28 million for the nine months ended September 30, 2009 to approximately $1.02 million for the nine months ended September 30, 2010. The increase was primarily attributable to favorable income tax rate obtained in 2010.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the 9 months ended September 30,
	2010	2009
	Unaudited	Unaudited
Net cash providede by (used in)
Operating activities	17,353	8,864
Investing activities	(619)	(90)
Financing activities	299	(2,046)

Net Cash Provided By Operating Activities

As of September 30, 2010, we had cash and cash equivalents of approximately $17.35 million, total current assets of approximately $19.80 million, and a working capital surplus of approximately $18.03 million. We have financed our activities to date principally from cash derived from operating activities. Our cash balances are affected by sales seasonality for our products. We believe our current cash balances and expected collection of most of our receivables will be sufficient to sustain our operation.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $0.53 million, from approximately $0.09 million for the nine months ended September 30, 2009 to approximately $0.62 million for the nine months ended September 30, 2010. This increase was primarily attributable to approximately $0.44 million prepayment in 2010 for leasing land, and approximately $0.12 million paid for seed patents.

Net Cash Provided by (Used in ) Financing Activities

Net cash provided by financing activities increased by approximately $2.35 million, from a net outflow of $2.05 million for the nine months ended 2009 to an inflow of 0.30 million for the nine months ended September 30, 2010. This increase was primarily attributable to proceeds from the issuance of common shares and warrants as discussed above. We will improve our cash flow by obtaining bank loans and obtaining financing from capital markets to sustain our future growth.

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

As the parties in the abovementioned transaction were not related, the total amount of the proceeds was deemed as the fair value of the common shares and warrants issued. Common shares issued were valued at total proceeds minus the fair value of the warrants. Management is responsible for determining the fair value of the warrant, as of the grant date. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes option valuation model to be $849,852.

Subsidy and Favorable Tax Rate

In January 2010, we were identified as a High-tech Enterprise by the PRC Government. This honor entitled us to a favorable enterprise income tax rate of 15% for the years 2010 and 2011, and a gain from a retrospective adjustment over tax payable for the year 2009 according to the favored tax rate.  At the same time, we were granted an exemption from interest on the loans we borrowed from a certain bank for three years. We believe the subsidy and tax favor will enhance our profitability and cash flow, and boost our expansion.

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

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually; events could occur that would require us to increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and nine month periods ended September 30, 2010 and 2009.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the in the three and nine month periods ended September 30, 2010 and 2009.

Inventory – We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU will significantly expand existing disclosures about the credit quality of financing receivables and their allowance for credit losses. The ASU affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The extent of the effect depends on the relative significance of financing receivables to an entity’s operations and financial position. For public companies, the disclosures as of the end of a reporting period (such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators) are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period (such as modifications and rollforward of allowance for credit losses) are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements, however the amendment is not expected to have any impact on the Company’s financial statements.

Statutory Reserve

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. The allocation is made by the end of each calendar year. Statutory reserves were $1,112,119 as of June 30, 2010 and December 31, 200, and no additional appropriation to the statutory reserves was made for nine months ended for September 30, 2010.

Off Balance Sheet Arrangements

As of September 30, 2010 and 2009, we have no off balance sheet arrangements.

Outstanding Indebtedness

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of September 30, 2010.

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.   See the Company’s Form 8-K filed with the Securities and Exchange Commission on September 22, 2010 (“Form 8-K”), which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 501 of the Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                 Description

31.1           Certification of Principal Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 - Rule Rule 13a-14(a)/15d-14(a)

31.2           Certification of Principal Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 - Rule Rule 13a-14(a)/15d-14(a)

32.1           Principal Executive Officer Certification pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Principal Financial Officer Certification pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUER INTERNATIONAL INC.

Dated: November 12, 2010	By:	/s/ Zhang Li
Zhang Li
Chief Executive Officer