Form 10-K
period 2010-12-31
Fuer International Inc.
filed 2011-03-31
CIK 1445229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15.(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to____________

Commission File Number: 0-53436

FUER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0290243
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Neiwei Road,
Fulaerji District, Qiqihar,
Heiloingjiang, China 161041
(Address of Principal Executive Offices and Zip Code)

86-0452-6969150
(Registrant’s Telephone Number, including Area Code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Act~~: None~~ Common Stock
Common Stock, par value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25,373,505 based upon the closing price of $5.00 as quoted on the OTC Bulletin Board. As of March 31, 2011, there were 12,958,031 shares of the registrant’s $0.001 par value common stock issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We would like to caution you not to place undue reliance on forward-looking statements and you should read these statements in conjunction with the risk factors disclosed in “Item 1.A. Business— Risk Factors.” Those risks are not exhaustive. We operate in an emerging and evolving environment. New risk factors emerge from time to time and it is impossible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update or revise the forward-looking statements except as required under applicable law.

ii

ITEM 1.	BUSINESS

Our Business

We (formerly Forex365 Inc,) was incorporated under the laws of the State of Nevada on February 8, 1984. On June 16, 2010 we entered into a share exchange agreement with China Golden Holdings, Ltd.(“China Golden”), and became its sole shareholder. On July 9, 2010, the Board of Directors of Forex365, Inc. approved to change the name of the Company to Fuer International Inc. As used in this Annual Report, “we”, “us”, “our” or “the Company” refers to Fuer International Inc. and its consolidated subsidiaries, unless the context otherwise requires.

China Golden Holdings (“China Golden”), incorporated in British Virgin Island on November 30, 2009, conduct its business through Qiqihar Deli Enterprise Management Consulting Co., Ltd., a wholly foreign owned enterprise incorporated on February 10, 2010 in Qiqihar, Heilongjiang Province, People’s Republic of China (“WFOE” or “Deli”),. Through a series of contractual agreements (“Contractual Agreements”) entered into on March 25, 2010, Qiqihar Fuer Agronomy Inc. (“Qiqihar Fuer”), as discussed below, was accounted for as a variable interest entity of the Company.

Qiqihar Fuer, established in 2003, is a leading manufacturer and supplier of seeds and fertilizer products in the northeastern China. Fuer has a diverse product selection of seeds, humic fertilizers and plant regulator products. The Company has a sales network which covers key provinces, cities, counties and towns across the region. As of December 31, 2010, the Company had 217 employees a, among which 20 are research and technical staffs and 75 are with the sales team. The Company produces seeds under contracts with local farmers or state owned farm. We have two fertilizer production lines, with an annual production capacity of 50,000 tons in total.

The Company achieved annual revenue growth of 40.67% in the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Company is seeking future growth by introducing advanced and improved seeds and fertilizer product, expansion of its network of branded retail stores.

	For the years ended December 31,
	2010	2009
	(Audited)
	($ in thousands)
Summary of Historical Income
Sales	$22,744	$16,168
Gross profit	$9,419	$6,699
Net income	$5,339	$2,938

Highlight Features

Leading seeds provider in the northeastern China – On March 14, 2011, Fuer was ranked the 31th of the top Chinese seed providers by the Ministry of Agriculture of People’s Republic of China (the “PRC” ), Since its establishment in 2003, Fuer has been providing quality seeds and fertilizers to the local farmers, and has great brand awareness in northeastern China, which is one of the most important grain production bases in China.

Diversification in product portfolio - The Company maintains great competitiveness due to its diversified product portfolio among corn, rice and soybean, as well as fertilizers. In the northeastern China, climates are different from region to region and year to year in terms of temperature. The Company provides seed products which can adapt to all different major weather conditions in the region, and therefore is well positioned to deal with climate changes. Production of certain crops among our farmer customers fluctuates greatly from year to year. Our well built product portfolio enabled us to maintain stable profitability through the past years. Furthermore, our fertilizer products enhance our profitability after the selling season of seed products which effectively reduces the concentration risk within our product portfolio which is due to changes in weather condition and planting preference.

Diversified sales channels - The Company was the first seed provider to launch its branded stores in northeastern China. As of December 31, 2010 we have opened 5 directly owned retail sales stores and over 43 branded retail stores. The new sales channel is expected to strengthen our sales network and boost our profitability. With the help of our branded stores, we are able to provide better sales services and launch targeted marketing campaigns.

Strong growth potential in China’s agriculture market – Pursuant to the statistics of the Food and Agriculture Organization of the United Nations (“FAO”), China’s seed market ranked 2nd in the world, immediately following the United States. In terms of quantity, seeds consumption in China ranks the 1st worldwide. The underlying reason is the low seeds price, and the farmers’ tradition to use harvest crops as seeds for the next cultivation period, which reduced the consumption of commercial seed products. The seeds used by farmers are generally inferior to hybrid seeds from providers, as features of the hybrid seeds tend to degenerate over the generations and may become unprofitable to grow. We believe it is a great opportunity to enhance profitability by providing quality seeds, and consistent introduction of improved seed varieties.

Abundant acquisition opportunities in the industry - At present, there are over 9,000 licensed seed companies and over 10,000 providers of fertilizers, pesticides, germicides and herbicides in China. Among these enterprises, however, there are less than 100 state owned large companies and regional leading companies, such as Fuer, that has registered capital of over $4.3 million. The small companies control certain of the regional markets and a few of the regional product patents. As the PRC government encourages the consolidation of the industry, there are great opportunities for us to expand our sales and product lines by acquiring quality companies in target regions.

Recent Development:

On June 9, 2010, our Articles of Incorporation were amended to effect a 1 for 64 reverse stock split and so that the authorized shares of common stock shall remain at 200,000,000 and the authorized shares of blank check preferred stock shall remain at 10,000,000 with a par value of $.001 per share. We effected the amendments in connection with the consummation of the transactions contemplated by that certain Share Exchange Agreement pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of China Golden Holdings, Ltd.

On June 16, 2010, Forex365, Inc. (the “Company”), a company incorporated in Nevada, entered into a Share Exchange Agreement (the “Exchange Agreement”) with China Golden Holdings, Ltd., a company organized under the laws of the British Virgin Islands (“China Golden”), the shareholders of China Golden (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding common shares of China Golden (the “China Golden Shares”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the China Golden Shares in exchange for the issuance of 11,550,392 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Golden became our wholly-owned subsidiary and the Shareholders acquired approximately 96.47% of our issued and outstanding stock.

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants, which is then prolonged to 150 calendar days of the Closing Date.

On March 21, 2011, our Board of Directors (”the Board”) voted unanimously to appoint Chen, Huabang, age 47, and Mr Li, Zeyu as independent directors of the Company, effective immediately, to serve until its next annual meeting of shareholders. The Board has determined that Mr. Chen and Mr Li are independent directors within the meaning set forth in the applicable rules, as currently in effect. Both Mr. Chen and Mr Li is entitled to $20,000, plus reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his services as a director of the Company in 2011. See “Item 10 – Directores, Executive Officers and Corporate Governance”.

Recent Operational Achievements

In March, 2010 we launched chain store program to solidity its control of distribution channel, enhance brand awareness. The Company believes this program will strengthen our sales network and boost our revenue and profitability. With the help of our branded stores, we are able to provide better sales services and launch more accurate marketing campaigns. As of December 31, 2010, the Company have established 5 direct owned stores and 43 branded stores.

On March 30, 2010, the Company entered into two agreements with unrelated individuals to lease farm land of 9.33 acres for five years, and have established its research field for hybrids of field crops and vegetable and fruits. With this step, we expect to build a research platform to develop field crops of high yields, high resistance, and high production stability.

Fuer have determined to expand upstream into raw seeds breeding for improving its product quality, and profitability. On April 2, 2010, the Company entered into an agreement with a certain farm to lease farm land of 100 hectares for 20 years, On December 10, 2010, the Company further entered into two agreements with certain farms to lease farm land of 1,000 hectares from for 12 years. We expect to gather cultivation experience for preparation for production of high end seeds that are developed by genetic modification, and other state of art approaches.

On December 2, 2010, we were awarded "the Best Enterprise Award" at the Third National Humic Acid Industry Award Assembly for the "Black Gold Cup" Selection in Beijing. Fuer won the award for the second time since 2007. The "Black Gold Cup" Award, which is granted by the China Humic Acid Industry Association every two years, represents the highest honor in China's humic acid industry. This award represents great market recognition of our humic fertilizer products. We will continuously endeavor to expand our humic fertilizer business as a major supplement to our operation, and provide our customers with more tailored product for specific crops and soil conditions.

On December 2, 2010, we were awarded "the Best Enterprise Award" at the Third National Humic Acid Industry Award Assembly for the "Black Gold Cup" Selection in Beijing. Fuer won the award for the second time since 2007. The "Black Gold Cup" Award, which is granted by the China Humic Acid Industry Association every two years, represents the highest honor in China's humic acid industry. This award represents great market recognition of our humic fertilizer products. We will continuously endeavor to expand our humic fertilizer business as a major supplement to our operation, and provide our customers with more tailored product for specific crops and soil conditions.

During 2010 and the first month of 2011, our new corn varieties, Fudan No V, VI, and VII, were approved and registered in Heilongjiang and Inner Mongilia. During field tests, the new crop varieties are prove to have higher yield than peers, including ZD958, one of the most popular corn variety in the northern part of China, We believe the new product will strengthen our market position in southern part of Heilongjiang, and provinces of Jilin, Inner Mongolia and Liaoning.

Agriculture in Northeastern China

Annual scale of China’s seed market was estimated to be over $4 billion, most of which is the field seeds market. The northeastern China, which consists of Heilongjiang, Jilin and Liaoning Provinces, is one of the most important regions for China’s food safety. Farmers with cultivation rights are the main forces in China’s agricultural industry. According to statistics from the National Bureau of Statistics of the PRC, in 2008, the planting area of grain crops in China was 245.62 million acres with corn, rice and soybean taking up 27.38%, 27.96%, and 11.35% respectively.

From 2003 to 2008, the planting areas of all major grains increased. The planting area of corn increased the most. As corn is widely used as food and feed and has vast application prospect in bio-diesel production, the planting area of corn increased 24.08% during the period from 2003 to 2008. In the same period, due to the increasing domestic demand for grain, the planting area of rice and wheat grew by 10.37% and 7.37%, respectively. As demand for grain keeps increasing driven by China’s growing population, the planting areas of the aforesaid crops are expected to increase.

Our major seeds include corn, rice, soybean and vegetables, primarily distributed in Heilongjiang and Jilin Province. The following table illustrates the planting areas in these two provinces:

Planting Areas of Major Grain Crops in Heilongjiang & Jilin in 2008（Unit：thousand hectares）

	Rice	Wheat	Corn	Soybean
Heilongjiang	2,391	239	3,594	4,324
Jilin	659	6	2,923	619
Liaoning	659	10	1,885	204
Inner Mongolia	98	452	2,340	1,037

Source: 2010 China Statistic Year Book, National Statistic Bureau of China.

Agriculture production in northeastern China differs greatly from other regions in China. Crops are planted and harvested once a year. The region is divided into different zones according to temperature and rainfalls. Heilongjiang province, the largest and the most important agricultural province in the region, is divided into 6 accumulated temperature zones based on the sum of daily effective average temperatures throughout the year, if the average temperature for specific date surpassed 15 centigrade, which represents total effective sunshine for plant growth.  Zones 1 to 2 represents the southern part of the province, and are fit for growing corn and rice. Zone 3 and 4, represents the middle part of the province and is fit for growth of soybean and certain corn varieties. Zone 5 and 6, the northern part of the province where accumulated temperature is lower than 2,000 centigrade, is fit only for growth of soybeans. The boundaries between the accumulated temperature zones may shift from year to year. In some years, when the weather is colder than average years, farmers in southern zones may have to cultivate the crops with shorter maturities which are suitable for higher temperature zones. Companies that do not have a broad product portfolio would be more adversely affected by changes in climate.

Product Portfolio

Corn

In China Corn output is the second largest among the grains. Its planting area in 2008 is 29.86 million hectare and its annual production volume has reached 166 million tons. Both the planting area and production volume rank No. 2 in the world. The main production areas of corn in China are Heilongjiang, Jilin, Liaoning, Inner Mongolia, Hebei, Henan and Shandong Provinces. Farmers in Northeast China plant crop once a year. The planting area in Heilongjiang, Jilin, Liaoning and Inner Mongolia totaled 10.74 million hectares, or 35.96% of the national area in 2008. Corn yields were 65.05 million tons, or 39.21% of the national volume. Based on the newly published 12th Five Year Plan, Planting area of corn is likely to increase, especially in accumulated temperature zone 3 and zone 4.

As of December 31, 2010, we have 23 proprietary corn seeds varieties, which is primarily developed for Heilongjiang province. Our corn seed products face little competition in the markets in accumulated temperature zone 3 and zone 4.

Rice

In 2008，the planting area of rice takes up approximately 27.38% of the total planting area for grains in China. Rice accounts for more than 50% of commodity grains. In 2008, the planting area of rice reached 29.24 million hectare, and rice production volume reached 191.90 million tons. The PRC government is aiming to increase the and promote the wider use of planting area of rice and high yield seeds

As of December 31, 2010, we have 15 proprietary rice seeds varieties, which primarily focus on accumulated temperature zone 1 and zone 2. We will focus on developing high yield seeds of higher resistance to hazard.

Soybean

Soybean is a traditional Chinese food, usually used for making various soybean products, including soybean oil, sauce and protein. Soybean residue or powder can also be used as feed for livestock. In 2008, the total volume of soybean production in China was 20.43 million tons. Heilongjiang Province is the main soybean production area in China. In the northern part of Heilongjiang and Inner Mongolia Province, soybean is the only applicable field crop. Farmers plant soybean once a year. In 2008, the planting area of soybean in the region reached 6.18 million hectares, or 51.03% of the total plating area for soybean of China.. As of December 31, 2010, we have 26 proprietary soybean seeds varieties.

Applicable region	Corn	Rice	Soybean
Accumulate temperature zone 1, 2	7	10	7
Accumulate temperature zone 3, 4	7	3	11
Accumulate temperature zone 5, 6	0	0	7
Jilin, Inner Mongolia, and Liaoning	9	2	1
	23	15	26

For the year ended December 31, 2010, field seed products contributed to approximately $18.84 million, or 82.85% of our total revenue in 2010, an increase of approximately $5.52 million or 41.44%, as compared with $ 13.32 million for the year ended December 31, 2009.

Humic Acid Fertilizers and Plant Regulators

Humic acid fertilizers have multiple functions, which included boosting plant growth, improving soil quality, accelerating crop growth and early ripeness, enhancing crops’ capabilities of cold-resistance, drought-tolerance, saline-alkali-resistance, and resistance to wind and sand, increasing crop yields, as well as improving qualities of fruits and vegetables. Currently, Fuer produces and distributes five types of common and special humic acid foliar fertilizers under brand “Fuer 655” which enjoy a wide market base in the northeast China.

The weather in the northeast China is cold. In spring, this area is frequently hit by cold snaps, resulting in quick and large temperature drops. As seeds lose activity in low temperature, their germination rates will drop greatly. Cold-resistant agents can greatly improve seeds’ resistance to low temperature, increasing germination rates and per-acre yield. Fuer launched the “Qianjinding Series” plant cold-resistance additive, which contains intermediates extracted from Abies sibirica. The additive can improve seeds’ cold-resistance abilities, which can efficiently increase crop yields in high latitude areas and improve the production of out-of-season vegetables in other areas.

Humic Acid Fertilizers and Plant Regulators contributed to approximately $3.44 million, or 15.12% of our total revenue in 2010, an increase of approximately $0.83 million or 31.80%, as compared with 2009.

Pesticides and Herbicides

In order to enrich our agricultural material product lines, we signed an agreement with Qingdao Fuer Agronomy Pesticide Co., Ltd. in 2006 for purchase of pesticide and herbicide products. Fuer then distributes these products under the “Fuer Brand”. Currently, we are selling 39 types of chemical products around China. Qingdao Fuer was owned by Mr. Zhang Li, our chairman of the board of directors.

Pesticides and herbicides contributed to approximately $0.47 million, or 2.07% of our total revenue in 2010, an increase of approximately $0.25 million or 156.25%, as compared with 2009.

Operations

Sales & Marketing

Sales Team

As of December 31, 2010, we have established 5 wholly-owned stores, 43 franchised stores, and distribute to 1,057 distributors in these areas. Revenue from sales to distributors and our branded stores accounted for approximately 90% of the total revenue for the year ended December 31, 2010. The Company is now trying to set up a strong selling network in the existing markets, extend depth and width of distribution channels.

At present, our sales team consists of 75 staff, mainly responsible for developing and maintaining channel relations, managing orders from distributors, collecting distributors’ inventory information, sending latest market information to the Company, and drafting and implementing promotion plans in promotion areas, as well as providing post sales services.

Channel

Currently, the Company sells products through distributors, 43 branded stores, and our sales center together with 5 direct retail stores as of December 31, 2010. The Company renews sales agreements with its distributors each year. As of December 31, 2010, we provide our products to 1,057 distributors all over the country. We provide sales consultants to the stores and offer advisory services and recommendations to farmers who are end users of our products.

We have enrolled sales agents in villages for certain of our product to local villagers at our retail price and purchase seeds from the Company at a price discount from our retail price. We do not offer any commissions to the sales agents.

In March, 2010, the Company started its reformation of existing sales channels by creating a branded store network. There will be two types of branded stores: wholly owned stores and enrolled branded stores. The branded stores are required to be decorated according to our unified customer image design and provide unified brand information to farmers. We set sales targets with each branded store prior to each sales period. We will provide product to our branded stores with lower prices, which are determined by our sales department. As of March 31, 2011, we have 43 branded stores.

In the past, distribution channels of agricultural materials in China were mainly Supply and Marketing Cooperatives set up by the government. After 1980s, these supply and marketing enterprises were gradually privatized. As a number of private enterprises entered into this area, market competition was intense and disorganized. In the past 10 years, fake seeds and fake fertilizers that did harm to farmers frequently appeared. In addition, as certain distribution channels of agricultural materials are in chaos and the products they sell are of all shapes and colors, it make it difficult for farmers to accurately select quality agricultural materials. In addition, we estimate that the markup is approximately 40% of the retail prices.

The Company launched its branded store program in March, 2010, aiming at enhancing channel efficiency and brand awareness by downward integration of sales channels. Under the program, we will establish direct owned stores in the most important sales region, and enroll our distributors to be our branded store cooperators. At the preliminary stage of our branded store program, we sold our products to the branded stores at lower prices. The branded stores are required to concentrate their marketing efforts only on our product, and report its inventory level timely to the Company. We believe our stores will enhance our profitability by reducing cost of sales channel. We will be able to control the terminal sales of our product, and provide a unified product retail prices to our customers. With unified store decoration and integrated marketing efforts, we will be able to attract farmers to join our membership program to enhance our brand awareness and loyalty, and maintain a customer database which will enable us to provide post sales services to our target customers. But for price rebates, no commission or compensations was rendered to our branded stores.

Target Customers

The Company’s major customer groups for seed products are located in Heilongjiang, Jilin and Northeast Inner Mongolia. These customers primarily plant corn, rice and soybean. These farmers are scattered in various towns and villages. They usually own tens of hectares of contracted land, suitable for using modern farming methods. For these farmers, seed quality is the most important factor in their purchase decisions. They are able to afford relatively higher prices for seeds with higher yield and higher resistance to climate fluctuations and hazards. These farmers are also willing to purchase high quality humic acid fertilizers and cold-resistant regulators to increase yields and reduce losses caused by cold snaps in spring. For the years ended December 31, 2010 and 2009, no customer has accounted for over 10% of our total sales.

Farmers usually distinguish seeds quality by indices like germination rate and per-acre yield. Because these indices may be easily affected by various natural factors, farming levels and natural disasters, so farmers mainly rely on products brands, planting results of the previous year and promotions to choose seeds. They intend to be very cautious in selecting crop varieties, and are reluctant to change to other varieties easily. Usually, they will make comparisons between different varieties by trial planting and use the trial results to make planting plans for the next year.

Since 2003, the Company has been providing high quality products and has established a reputation as a provider of qualified seeds and fertilizer products and brand loyalty in the northeastern China. We will continue to extend market reach in bordering provinces and cities with our brand and product advantages.

Pricing

We usually determine our product prices in December and January. When the yearly pricing begins, salespersons from our sales department gather prices of competing products. The Company then established trial prices and sell seeds at the trial prices. The final selling prices will be set after several rounds of trial selling. Usually, once the prices are set, they will not be easily changed.

The Company determines prices of products sold to distributors and at our branded stores. When there are significant changes in supply and demand of seeds, fertilizers and pesticides, the Sales Department will design a price adjustment plan and implement it with approval of our General Manager for approval.

Seasonality

Winter in the provinces of Heilongjiang, Jilin and Northeast Inner Mongolia is long and cold. Temperature typically drops to below zero centigrade from September to October and usually will not rise to above 0°C until April to May of the next year. Farmers can only plant crops once a year. They usually plant seeds in May and harvest from July to September.

Subject to the cultivation seasonality, we purchases raw seeds from our contracted seed breeders from late November till next January, and produce our seed products in the same period. Sales of the seed products to our distributors are from late December until the next March or April. Generally, we provide our distributors with credit periods of 30 days.

Our fertilizer, pesticides, germicides and herbicides products are sold from late March until June. We start our production of fertilizers and forward our orders for pesticides, germicides and herbicides one month before the sales period.

Post-Sales Support

We have establish a toll free call center to answer to customer inquiries, provide agricultural information to our customers, and gather market feedback to support sales planning. The Company also provide tips for customers by sending short messages during the growing periods of crops.

Advertising & Promotion Strategies

We typically determine advertising and publicity plans, and on-site marketing plans for the coming year in November. We launch marketing campaigns shortly before our sales period begins.

Promotional Materials - We prepare publicity newspapers, books and periodicals tailored to different markets, and enhance our brand awareness by promoting advanced agricultural techniques and our products. Our Publishing Department is responsible for collecting or preparing articles about agricultural information and techniques, and introducing Fuer’s advanced agricultural concepts to consumers. We publish newspapers, books and periodicals every November. Leaflets will be directly sent to local farmers by salespersons, while newspapers and periodicals will be sent to sales outlets through distributors for farmers to read.

Advertisement - We usually launch large-scale advertising campaigns in “golden hours”, which is generally from 19:00 to 22:00 in each day, on local television channels of key sales areas from November to June. We invite well-known rural filma dn TV stars as our products spokesperson and have received positive market feedback. We have also presence in massive outdoor advertisement, which is on the house walls of villagers As of December 31, 2010, our advertising expenses accounted for 1.13% of total sales revenue of the year.

Conference Marketing - The Sales Department regularly sends a professional team to attend key exhibitions of the industry, and connects with national large-scale enterprises and key clients. In 2009, we attended many seeds exhibition and selling meetings.

Activity Marketing - The Company holds marketing activities in key areas every sales season. The activities will be planned and carried out by our sales team. Activities include discounts, professional lectures and outdoor exhibitions.

Research & Development

Purchase of Seed Patent

Fuer has cooperative relationships with a number of research academies and institutes and has a priority to purchase their research achievements involving seeds. We purchase seeds patents from over 10 agricultural academies and institutes, including Heilongjiang Academy of Agricultural Sciences, Qiqihar University and Heihe Agricultural Institute.

So far, Fuer has set up a sound process for purchasing seed variety rights. Every quarter, our Research and Development Center regularly communicates with the aforesaid academies and institutes to keep abreast of new seeds development projects and obtain firsthand lab data. The Vice Manager of the Research and Development Center will then carry out evaluations on seeds that will pass assessment on provincial level, and submit a detailed Seed Variety Purchase Plan to the Assessment Committee based on the Seed Variety Rights Purchase Plan made by the General Manager. The detailed purchase plan shall be strictly carried out after approval by the General Manager.

Independent Research

In 2005, Fuer began to conduct research and development on hybrid corn by optimization of seed-parent line development. In the following two years, we developed our Fudan No. I, II, III Corn, which have been examined and approved in Heilongjiang Province and recognized in neighboring provinces. Fudan II is applicable to accumulated temperature zone 3 and 4, and is proved to be advantageous in yield and resistance over the peers during the field test. We anticipate the product to become our star product.

During 2010 and January, 2011, our new corn varieties, Fudan No V, VI, and VII, were approved and registered in Heilongjiang and Inner Mongilia. During field tests, the new crop varieties are proved to have higher yield than peers, including ZD958, one of the most popular corn variety in the northern China, We believe the new product will strengthen our market position in southern part of Heilongjiang, and provinces of Jilin, Inner Mongolia and Liaoning.

We modify humic fertilizer formulas for crops of different production conditions in different stages. Our Marketing Department and Fertilizers Production Department screen potential market opportunities and set Research and Development targets based on feedback from our sales people; the Fertilizer Technique Division is in charge of preliminary research and development. New fertilizer varieties will be put into trial production after examination; we will start large-scale distribution after the field test. Limited by plant growth periods, the whole process can be finished within 6 to 8 months.

Joint Research

We are fully aware of importance of adopting most advanced seeds research methods. We are actively connecting with renowned institutions and scientists to develop joint research programs.

Production

Seeds

During 2010, the Company started to breed its high end seed product with to leased 1,100 hectares of lands. We expect to gather cultivation experience for preparation for production of high end seeds that are developed by genetic modification, and other state of art approaches.

Traditionally, we adopt the “Company + Farmer” Mode and conduct production through farmers who have signed contracts with us. When we sign contracts with these farmers, we introduce them to purchase seeds for breeding from qualified agricultural institutes. When the crops are mature, we will make arrangements to purchase seeds they have produced. Farmers will bear the delivery cost. Raw seeds are then dried, coated with fertilizers and packaged before sold to our distributors. During growth period and flowering period, we regularly send technical staffs to monitor the growing situations of crops in each production field, and provide timely technical guidance to farmers. We require our technical staffs to provide timely guidance to farmers on problems appearing during crop growth and recommend our fertilizer and pesticide products to farmers.

Fertilizers

Our production line can produce 3,000 tons of liquid fertilizers and 50,000 tons of solid fertilizers every year. By establishing and implementing strict operating rules, we have reduced impact of human factor on products quality. Key production processes are monitored closely by our technicians.

Policy & Regulation

Agricultural Material Industry Policy

As stated in the 12th Five Year Plan published on March 17, 2011, the Chinese government plans to increase domestic grain output by 50 million tons, by increased use of high yield seeds and improved agricultural techniques. We believe the market demand for high yield seeds with high resistance in the northeastern China will boom in the next 5 years.

The Chinese government pointed out in the National Grain Security Program for Medium and Long-Term (2008-2020) to guide and encourage agriculture-related enterprises and farmers cooperative economic organizations to conduct technological innovation and promotion activities, actively providing technology services to farmers. The government also put forward the “Seed Project” to enhance the improvement of seed varieties and increase efforts in breeding quality seeds, vigorously promoting the development of seed Industry. The government will provide subsidies to large seed companies through tax preference and policy-related loans to improve their competitiveness in competing with international seed giants.

In addition, the Ministry of Agriculture made it clear in the Opinion on Deepening the Promotion of Rural Reform and Innovation of Agricultural Operation System that the government will encourage the enterprises to develop new distribution models of agricultural materials, i.e. chain store retailing system. The Opinion clearly points that China will develop agricultural chain stores with great efforts to change the chaotic situation in agricultural materials distribution channels, reduce prices of agricultural materials, ensure quality of agricultural materials, and enhance government’s supervising abilities in the circulation link of agricultural materials.

New Seed Varieties Approval Policy

The Chinese government has been implementing strict control over the seed industry. Every new seed variety has to be examined and approved by relevant state or provincial government authority before it is approved to be sold in the market. A seed variety which has been approved in one province can only be sold within that province. Seed products must gain approval from other provinces before it can be sold in these provinces. A seed variety can be sold nationwide after it gains state-level approval. The examining and approval process usually takes 5 to 8 crop-growth periods.

Genetically modified crops not only need to obtain the aforesaid approval, but also need to get production approvals from the Security Management Office of Gene Modification of the Ministry of Agriculture.

Chinese distributors of seed products from other countries have to apply to the Ministry of Agriculture for approvals. The examination and approval process is the same as that of seeds.

Industry Overview:

Grain Supply Pressure Challenges China’s Strategic Security

Decreasing Arable Land and Increasing Population Threatens China’s Grain Supply

China has the largest population in the world. As of July, 2009, China’s population reached 1.339 billion (excluding the population of the Hong Kong and Macao Special Administrative Regions and the Taiwan Province), or 22% of the world’s population. China’s overall population density is 139 persons per square kilometer, far higher than that of the USA, whose overall population density is 33 persons per square kilometer.

According to data provided by relevant government authorities, China’s population increased by 54 million or 4.21% from 2002 to 2008. The 11th Five-Year Plan stated that China’s total population will be controlled 1.46 billion in 2020; and China’s population will reached the peak of about 1.5 billion in around 2033. By then arable land per capita in China will decrease to 0.21 acre.

In the past five years, China's annual grain consumption was about 500 million tons. China’s grain consumption in 2009 is estimated to be 525 million tons. It is forecasted that annual grain consumption will surge to 580 million tons in 2033, when gain production will be 501.6 million tons. In recent years, the increasing speed of grain output is slower than that of grain consumption.  .

China’s arable land is only 7% of the world’s arable land. According to statistics, China’s arable land stood at 321.4 million acres in 1996, ranking fourth in the world, only lower to the United States, Russia and India. However, according to the FAO, China’s arable land per capita is only 0.23 acre, which is 19.83% of the United States and 85.57% of India, ranking  110 among more than 190 nations in the world. Due to agricultural restructuring, returning cultivated land into forest and grass projects, damages from natural disasters and nonagricultural construction purposes, arable land is decreasing each year. As per the National Statistic Bureau of China, the total arable land in 2007 had decreased to 300.8 million acres, with annualized rate of 0.6%.  Arable land per capita decreased to 0.22 acre, only 40% of the world average.

Increase in Grain Output relies on extensive use of fertilizers and improvement of hybrid seeds.

China has been relying on extensive consumption of resources to sustain its grain supply. In 2007, fertilizer consumption per hectare reached 0.34 ton, a 26.83% increase as compared with 2000 and 192.03% increase as compared with 1990. It is estimated rice production consumed over 50% of water resources in China. As fertilizers are made from fossil energy and other minerals that are not renewable, supply of fertilizers is threatened by decreasing resources, which will fundamentally strike China’s grain supply. Due to fertilizer residues accumulation, soil condition deteriorated year by year. The extensive use of fertilizers also results in contamination of river and lakes, and may cause serious ecological disasters.

According to FAO, in 2008, the world average of 25% increase in grain output per acre was contributed to by improved seeds, while this ratio reached 40% in certain developed countries. Therefore introducing new seed varieties is the only way for China to sustain its food supply.

Seeds market ranked 2nd in the world, but still has great potential

Scale of China’s seed market fluctuated around 12.5 million tons or $4.39 billion, which is 200% of US seed market in terms of volume but 50% in terms of dollar amount of market scale. Compared with developed countries, China’s seed market is promising because:

Consumption of commercial seed products is still far below world average - According to FAO, over 70% of seeds used in the world were commercial seed products. In the developed countries, this rate would even surpass 90%. In China, however, only 38.5% of seeds used were provided by commercial seeds producing companies, while the remaining 61.5% was satisfied by seeds bred by the individual farmers, which are inferior as compared with commercial seeds.

Low seed price – Low seed prices were primarily resulted from out of date hybrid seed products. As the patents of such products expire, small seed companies are willing to produce these products and then compete with low prices. In contrast, with its exclusive product line, Fuer provides its quality seed products at price higher than the industry average. We believe it is quality rather than price that is the most important feature in competition.

Outdated production method – Low seed prices also result from outdated seed processing techniques. At present, few companies in China are able to control quality of every single kernel of its products. The processing technique directly leads to lower germination rate as compared with production from the world’s leading seed companies.

Barrier of entry for foreign seed giants – According to the legislation of PRC, a foreign entity or person  is only approved to hold 49% of any field seed provider. New seeds introduced from foreign enterprises are subject to trial test for 5 to 8 cultivation periods, which is about 3 to 4 years.

Seed Industry in China is Highly Fragmented

China’s seed industry is extremely fragmented. According to statistics, there are over 9,000 licensed seed companies. But less than 100 of them are deemed as scaled seed companies with registered capital greater than $4.3 million. The seed providers can be divided as:

Small seed companies distribute their products within cities.  Such companies control few seed patents and a regional distribution network. Such companies are not able to maintain sufficient control of product quality, and they are mostly low priced competitors. In 2006, the government enhanced the entrance barrier to the seed industry by raising registered capital of existing companies and new companies to $73,000. We expect the required registered capital of seed providers will be further raised in the future.

Scaled seed enterprises in China mainly sell seeds which have been improved by using hybrid techniques. Especially in the field crops, most seeds used for planting are seeds improved through hybrid techniques. These large-scale enterprises, such as Fuer have the ability to obtain new hybrid seed patents, and effectively control product quality.

International seed companies are only permitted to control 49% interest in any entity that engages in production of field seeds. Their selling of seeds is conducted mainly through joint ventures with the scaled seed companies. They are only competing with hybrid products, as China prohibits sales and distribution of genetically modified field crop seeds.

Disintegration of research and distribution

At present, most improvement and research on new seeds is conducted by state owned institutions. The institutions were targeted at inventing plants that fit for local agricultural conditions. Most of the Chinese companies purchase product patents form research institutions instead of conduct research projects on their own. The companies purchase such patent by auction or provide cash support to the researchers. The barrier between research and distribution hampers conversion from patent to product, as well as improvement of the seed industry.

The Company has maintained steady cooperation with local agricultural institutions and academies, such as the Heilongjiang Academy of Agriculture Science and the Heihe Institution of Agriculture. We will subsidize the research programs if feasibility is established, in exchange for preemption of the patent or long term exclusive franchise rights over the new seed variety.

Genetically Modified Crops in China

At present, China prohibits production and distribution of genetically modified crops. The Chinese have been adverse toward genetically modified crops (“GM crops”). Two GM corn varieties were granted safety licenses in November, 2009. With regards to the short history of GM crops, there are no clear results about the safety of the GM crops to humans and nature. In the United States and Europe, GM crops are not allowed to be produced directly edible for human consumption.

However, as China’s pressure for maintaining food supply and the diminishing potential of hybrid technology continues, it is certain that the government will open a window for GM crops when a reliable inspective and administrative system is established.  .

The Humic Fertilizer Industry

Humic acid compound fertilizer, humic acid and its related products have multiple functions. Farmers can increase crop yields with small amounts of foliar fertilizer and water flush fertilizer, both based on humic acid. Foliar fertilizer and water flush fertilizer can effectively reduce consumption of traditional fertilizers, alleviate soil crust, decrease the remaining amount of unused Nitrogen, Phosphorus and Potassium in soil, and meanwhile improve fertilizers efficiency, crops’ drought resistance ability, as well as products quality.

According to the National Bureau of Statistic of China, in the past three decades, China relied greatly on fertilizers to boost grain yields. In 2005, the production volume of fertilizers in China reached 48 million tons, accounting for 33% of the world’s volume. It is predicted that the total production volume of fertilizers in China will surge to 50 million tons by 2015. From 1980 to 2007, annual consumption of fertilizers increased from 12.69 million tons to 51.08 million tons, representing a growth rate of 302.38% and a compound annual growth rate of 5.10%.

Compared with traditional fertilizers, compound fertilizers contain more nutrients and little accessory constituents and their fine physical properties, which are very important in balancing fertilization, improving fertilizer use efficiency, and ensuring high and stable yields. From 1980 to 2007, annual consumption of compound fertilizers increased from 272,000 tons to 15,030,000 tons, representing a compound annual growth rate of 15.41%. Currently, compound fertilizers consumption accounts for 29.43% of all fertilizers consumption. It is predicted that demand for compound fertilizers will reach 25 million tons in 2015. We estimated that the market scale of compound fertilizers reached $50 billion in 2009.

Because traditional fertilizers have been used for a long time, the quality of arable land in China keeps declining. Soil crust and decrease in soil quality have become key factors that restrict grain yields growth in China (National Grain Security Program for Medium and Long-Term (2008-2020)). According to information provided by the Organization for Economic Co-operation and Development in 2006, China’s government invested 1.6% of the Gross Domestic Product into environmental protection, including improving agricultural environment.

Producers of compound fertilizers including plant nutrition regulators are mainly traditional fertilizer producers. China’s fertilizer industry is very fragmented. In 2009, a total of 2,800 enterprises have reported to the Ministry of Agriculture for record, 164 among which are humic acid producers. We believe that most products in the current market are not able to provide the targeted solutions for different growth phases of crops, and are not effective in increasing yields.

Strategy

Expanding Network of Our Branded Stores

In the future, we intend to focus our sales channel on our new direct-owned stores and enroll more branded stores in our market, so as to enhance our profitability and customer loyalty. We will establish customer membership and database to trace the habits of customers to improve accuracy in marketing efforts and customer service.

Upstream Integration into Raw Seeds Breeding

During 2010, we start our upstream integration plan by leasing 1,100 hectares of land for breeding high end seed products. With the implementation of this plan, we anticipate to be able to improve our seeds quality and lower breeding cost. Additionally, we expect to gather cultivation experiences and prepare for production of the seeds developed by advanced research approaches, such as genetic modification and molecular marker aided selection method.

Joint Invention with Renowned Institutions

We are planning to broaden our connections with research institutions and renowned scientists under joint research and development projects for seeds with higher yield and improved resistance to hazards and climate variations. The joint research is expected to be based upon crop varieties in the northeastern China, and to focus on local market demands.

Developing Fertilizers and Herbicides Tailored to Specific Crops.

We intend to develop our fertilizers and herbicides tailored to specific crops, based on our extensive knowledge of seeds and crop cultivation. We expect to integrate our seeds, fertilizer and herbicides products into packages, and provide to farmers through our chain stores..

Acquiring Quality Seed and Fertilizer Enterprises

We believe seed patent and brand awareness are the one of the most important factors for us to solidify our market share and enter into new provincial markets. We will seek to acquire companies with product patent or distribution channels that fit our expansion plans. We are also seeking to privatize local agricultural research institutes to enhance our research and development capabilities.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this prospectus:

Description of the Contractual Agreements:

Exclusive Business Cooperation Agreement.  Pursuant to the exclusive business cooperation agreement between Deli and Fuer, Deli has the exclusive right to provide to Fuer general business operation services, including nomination of Fuer’s senior management Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli that is equal to all of Fuer’s profits as defined in the Equity Pledge Agreement. The Agreement is valid for 10 years and can be extended solely with Deli’s discretion.

Equity Pledge Agreement. Pursuant to the Equity Pledge Agreement, Fuer’s Shareholders pledged all of their equity interests in Fuer to Deli to guarantee Fuer’s performance of its obligations under the consulting services agreement. If Fuer or Fuer’s Shareholders breach their respective contractual obligations, Deli, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Fuer’s Shareholders also agreed that upon occurrence of any event of default, Deli shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Fuer’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Deli may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Fuer’s Shareholders agreed not to dispose of the pledged equity interests or take any actions that would undermine Deli’s interest. The equity pledge agreement will expire unless all payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

Exclusive Option Agreement.  Pursuant to the Exclusive Option Agreement, Fuer’s Shareholders irrevocably granted Deli, or its designated person, an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Fuer for the cost of the initial contributions to the registered capital of Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

Loan Agreement. Under the Loan Agreement, the shareholders of Qiqihar Fuer shall borrow RMB 10,000,000 from Deli, only for purpose of increasing the paid-in capital of Qiqihar Fuer. In addition, shareholders of Qiqihar Fuer agree to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; (3) keep the value of its assets. Also included in this agreement, unless consented by Deli, Qiqihar Fuer should not: (1) purchase and dispose of any assets; enter into any material agreements with any third party within its operating activities; (3) declare any dividends to its shareholders.

ITEM 1A.	RISK FACTORS

Risks relating to our business

If we do not manage our growth successfully, our growth and chances for profitability may be hindered or impeded.

We have expanded our operations during the last several years, and we plan further expansion with new products and enhanced distribution channels and penetration into new markets. Our planned expansion is expected to create significant demands on our corporate administrative, operational and financial personnel and other human resources and on our cash flow needs and the requirement for additional working capital. Our current resources may not be adequate to support further expansion and diversification. These demands and ongoing industrial factors such as governmental policy changes may hinder our cash flow as our margins and sales may be adversely affected.

We may require short-term financing to fund our working capital, especially due to the seasonal nature of our business.

The nature of China’s agricultural material production industry involves expenses and revenue cycles that are seasonal in nature. In the third and fourth quarter of our fiscal year, we may face costs that are in excess of our cash flow sources. The advance payments made to our seed producing farmers may exceed the amount of deposits received from our customers. The exact timing of these deposit payments is dependent on the Chinese lunar calendar, which varies from one calendar year to the next. As a result, we may have to rely upon short term bridge loans to cover our expenses pending receipt of cash payment from farmers at the time of purchases of seeds and raw materials for our fertilizers and plant regulators. Although we have access to sufficient financing to manage these cash flow cycles, we cannot be certain that we will be able to obtain sufficient debt financing on terms that are satisfactory to us to maintain consistent operating results given changing credit conditions worldwide. Downgrades in our credit rating, tightening of related financing markets or other limitations on our ability to access short-term financing would increase our interest costs and adversely affect our operating results.

Our future performance will likely fluctuate because our revenues and operating results change significantly from period to period due in part to the nature of our business.

Our operating results will likely fluctuate due to a number of factors, many of which are beyond our control. Our quarterly and annual revenues and costs and expenses as a percentage of our revenues may be significantly different from our historical rates. Our operating results in future quarters may fall below expectations. The industry in which we operate is seasonal in nature. The sales season of field seeds lasts from December to April; the sales season of fertilizers, plant regulators and other products lasts from March to June. We generally do not have significant sales revenue from July to November, which results in cyclical changes of our cash flow and operating activities. As a result, if we may be unable to generate sufficient working capital from cash flow from operations and working capital facilities, we may encounter liquidity difficulties from the period of December through March, which may harm our operations. The seasonal nature of our business causes our operating results to fluctuate from quarter to quarter. Any unexpected seasonal factors or other fluctuations could cause the price of our common stock to fall. As a result, reliance on comparisons of our quarterly operating results as an indication of our future performance may not occur.

In addition, the future achievement and growth of our profits depends on our ability to secure sufficient orders from customers. An adverse change in market conditions may have material and adverse effects on our operating results if we cannot adjust our operating and marketing strategy to respond to such changes. Our results of operations may be adversely affected by reduced orders and profit margins might be affected in the event of a slowdown in market demand, an increase in business competition, a decrease in government subsidies to farmers, increased costs, or for any unforeseen reasons. As such, there is a risk that we will not be able to achieve or maintain profitability or our historical results.

If we are unable to match our production requirement to the demand of our direct customers, our business, financial condition and results of operations may be adversely affected.

We normally produce our products in accordance with production plans based on estimate of customer demand that are developed before we sell and deliver our products to distributors, which are our direct customers. Chinese farmers, our end users, generally make purchasing decisions for our products based on market prices, economic and weather conditions and other factors that we and our distributors may not be able to fully anticipate accurately in advance. If we fail to accurately estimate the volume and types of products sought by farmers and otherwise adequately manage production amounts, we may produce more products than we are able to sell resulting in excess inventory and aged seeds. In the event we decide not to sell the aged seeds due to our concerns about their quality, the aged inventory could eventually be sold for other uses at greatly reduced prices. Aged inventory could result in asset impairment, in which case we would suffer a loss and incur an increase in our operating expenses. On the other hand, if we underestimate demand, we may not be able to satisfy demand for our field seeds, and thus damage our customer relations and end-user loyalty. Our failure to estimate farmers’ future needs and to match our production to the demand of our direct customers may adversely affect our business, financial condition and results of operations. In addition, inadequate distributor liquidity could affect distributors’ ability to pay for our products and, therefore, affect our sales or our ability to collect on our receivables.

The global competition in biotechnology will affect our business.

If and when multinational corporations engaged in the field seed business expand into the agricultural market in China in the future, they may have more advanced technology or may market genetically modified seed more successfully than us. The major multinational competitors have a long operating history in the research and commercialization of the genetically modified field seeds and have strong intellectual property estates supporting the use of biotechnology to enhance products. They are making considerable investments in new biotechnology products. These significant competitive advantages could cause our existing or candidate products to become less competitive, and adversely affecting our operations.

We substantially depend on a few key personnel who, if not retained, could cause declines in productivity and operational results and loss of our strategic guidance, all of which would diminish our business prospects.

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including  Zhang Li, our Chairman of the Board of Directors, and other members of our management.

The loss of the services of one or more of these key employees would have an adverse effect on us and our PRC operating subsidiaries, as each of these individuals played and continues to play a significant role in developing and executing our overall business plan and maintaining customer relationships and proprietary technology systems. While none of these key personnel is irreplaceable, the loss of the services of any of these individuals would be disruptive to our business. We believe that our overall future success depends in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. There is no assurance that we will be successful in attracting and retaining such personnel on terms acceptable to them. Inadequate personnel will limit our growth, and will be seen as a detriment to our prospects, leading potentially to a loss in value for investors.

Efforts to protect our intellectual property rights and to defend against claims against us can increase our costs and will not always succeed. Any failures could adversely affect our sales and results of operations or restrict our ability to conduct our business.

Intellectual property rights are important to our business. We endeavor to obtain and protect our intellectual property rights where our products are produced. However, we may be unable to obtain protection for our intellectual property. Even if protection is obtained, competitors, growers or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent, detect or defend. In addition, because of the rapid pace of technological change and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses at a financial cost to us or cease using the technology, no matter how valuable the patents may be to our business. We cannot assure you we would be able to obtain such licenses on acceptable terms. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. There is a risk that the outcome of such potential litigation will not be in our favor. Such litigation may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover such costs from other parties. The occurrence of any of the foregoing may harm our business, results of operations and financial condition.

Finally, implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property.

Our business will not be able to be profitable if we do not continue to find and market products considered valuable by our customers.

The profitability of our field seed business depends on recurring and sustained reorders by farmers in China. Reorder rates are inherently uncertain due to several factors, many of which are outside our control. These include changing customer preferences, competitive price pressures, failure to develop acceptable new products, development of higher quality products by competitors and general economic conditions.

We are particularly dependent on revenue from our seed products and, therefore, our operating results could be disproportionately and negatively impacted if we are unable to sell a sufficient amount of seeds at satisfactory margins.

For the fiscal year ended December 31, 2010, sales of our seed products constituted approximately 79.21% of our revenues, as compared to 79.74% for the year ended December 31, 2009. Our dependence on the field seed market makes us particularly vulnerable to negative market changes that may occur in this product line. In particular, if demand for our corn seed products generally decreases or if industry supply exceeds demand, prices will be driven downward and our margins will be negatively impacted, which would have an adverse effect on our business, results of operations and financial condition.

Extreme weather conditions, natural disasters, crop diseases, pests and other natural conditions can create substantial volatility for our business and results of operations.

Agriculture in generally is vulnerable to extreme weather conditions such as windstorms, hailstorms, drought and temperature extremes, as well as natural disasters such as earthquakes, forest fires and floods. Our seed production is susceptible to weather conditions as well. Unfavorable conditions can reduce both the size and quality of our seed crops. In extreme cases, entire harvests may be lost in some geographic areas. These factors can create substantial volatility relating to our business. We take into account the possibility of the occurrence of these adverse seasonal weather conditions in making our production plans to mitigate such risks. However, such events may occur at any time of the year, and the occurrence of any of these events may create the volatility for our business and results of operations.

Although we cultivate seeds resistant to crop disease, our seeds production may nevertheless be vulnerable to crop diseases and pest infestations, which may vary in severity, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these diseases and other infestations vary depending on the severity of the damage and the extent of the plantings affected. Moreover, available technologies to control such infestations may not continue to be effective. These infestations can hinder our seeds production, increase our costs, decrease our revenues and lead to additional expenses, which may have a material and adverse effect on our business, results of operations and financial condition.

Failure to develop and market new products could impact the company’s competitive position and have an adverse effect on the company’s financial results.

The Company’s operating results are largely dependent on its ability to renew its pipeline of new products and services and to bring those products and services to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, lack of demand, insufficient intellectual property protection, or lack of market acceptance of new products and services. Due to the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products The Company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Consequently, if we are not able to fund extensive research and development activities and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed. In addition, sales of The Company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

If we fail to introduce and commercialize new field seed varieties, we will not be able to recover research, development and our other costs.

We cannot guarantee that we will succeed in developing new field seed varieties, whether licensed or proprietary, or that they will meet our customers’ expectations.  Farmers generally need time to learn about new seed varieties and how to plant and tend them. The process for new products to gain market recognition and acceptance is long and uncertain. If we fail to introduce and commercialize a new seed variety that meets the demand of farmers in China and provide the proper education about them to the distributors, farmers and public, we may not be able to generate sufficient sales to cover our costs.

One or more of our distributors could engage in activities that are harmful to our brand and to our business.

Our field seed products are sold primarily through distributors.  The distributors are responsible for ensuring that our products have the appropriate licenses to be sold to farmers in the PRC provinces. If the distributors do not apply for and receive the appropriate licenses, their sales of our products in those provinces may be illegal, and we may be subject to government sanctions, including confiscation of illegal revenues and a fine of between two and three times the amount of such illegal revenues. Unlicensed sales in a province may also cause a delay for our other distributors in receiving a license from the authorities for that province, which could further adversely impact our sales in that province. In addition, distributors may sell our products under another brand that is licensed in a particular province if our product is not licensed there. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other field seed varieties or other products as effectively to these purchasers. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. If any of our distributors sell inferior field seeds produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our branded field seeds more difficult.

We may be exposed to product quality claims, which may cause us to incur substantial legal expenses and, if determined adversely against us, may cause us to pay significant damage awards.

The performance of our seeds depends on climate, geographical areas, cultivation method, farmers’ degree of knowledge and other factors in addition to genetic traits and the quality of our seeds. Natural disasters may also affect the performance of our seeds, particularly when farmers are not able to timely and effectively respond to those disasters. Furthermore, the cultivability of some farmland is deteriorating because of toxic and hazardous materials resulting from farmers’ overuse of chemical herbicides. These factors generally cause underproduction, but farmers generally attribute underproduction to seed quality. We may be subject to legal proceedings and claims from time to time relating to our seed quality. The defense of these proceedings and claims can be both costly and time consuming and may significantly divert efforts and resources of our management personnel. An adverse determination in any such proceeding could subject us to significant liability and damage our market reputation and prevent us from achieving increased sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

Fluctuations in commodity prices can increase our costs and decrease our sales.

We purchase our seed inventories from production growers at market prices and retain the seed in inventory until it is sold. These purchases constitute a significant portion of the manufacturing costs for our seeds. We use hedging strategies to mitigate the risk of short-term changes in these prices, but we are unable to avoid the risk of medium and long-term changes. Accordingly, increases in commodity prices may negatively affect our cost of goods sold or cause us to increase seed prices, which could adversely affect our sales. Farmers’ incomes are also affected by commodity prices; as a result, commodity prices could have a negative effect on their ability to purchase our products. We did not adopt any hedging strategies against changes in price.

Price increases for energy costs and raw materials could have a significant impact on our ability to sustain and grow earnings.

Our production and distribution processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand and other factors beyond the control of The Company. Significant variations in the cost of energy, which primarily reflect market prices for oil and raw materials, affect The Company’s operating results from period to period. When possible, The Company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. The Company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If The Company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on The Company’s financial results.

We have limited business insurance coverage in China.

PRC insurance companies do not offer extensive business insurance products. As a result, we have very limited business liability, business disruption insurance, or product liability coverage for our operations in China. We have determined that the difficulties associated with acquiring such insurance on commercially acceptable terms make it impractical for us to obtain such coverage. Any business disruption, litigation or natural disaster could result in our incurring substantial costs and the diversion of our resources, and could adversely affect our operations and financial condition.

Agreements between our subsidiaries may not reflect terms that would have resulted from arm’s length negotiations among unaffiliated third parties.

Agreements between our subsidiaries namely Qiqihar Fuer and Qiqihar Deli that have been entered into may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. These agreements relate to, among other things, the transfer of intellectual property rights and the provision of technical research, production and distribution services.

If our rights to lease land from farmers were under dispute, or if their legality or validity were challenged, our operations could be disrupted.

PRC law provides for the registration of land ownership and land-use rights and for the issuance of certificates evidencing land ownership or the right to use land. However, the administrative system for registration of land ownership and land-use rights is not well-developed in rural areas where most of our field seed production bases are located. As a result, we are generally not able to verify through the land registry system the ownership or land-use rights of the parties from whom we have leased land. Despite our efforts to obtain representations from the farmers that they own the land, possess land-use rights or have the right to sub-contract the land-use right on behalf of the holder of such rights, there is nevertheless a risk that they have not legally and validly granted the right to use the land to us. Moreover, there is a risk that farmers may, in breach of the terms of the applicable leases, enter into leases with other third parties in respect of land-use rights which they have previously granted to us, or that they have not entered into leases with third parties before entering into leases with us.

There is a risk that the legality or validity of our leases will be subject to dispute or challenge in the future. If our leases become subject to a dispute or challenge, our operations on such land, especially our research and development on crop breeding, could be suspended and we could lose our rights to use such land which could adversely affect our business, financial condition and results of operations.

Any diversion of management attention to matters related to acquisitions or any delays or difficulties encountered in connection with integrating acquired operations may have an adverse effect on our business, results of operations, and/or financial condition.

Acquisitions present challenges, including geographical coordination, personnel integration and retention of key management personnel, systems integration and the reconciliation of corporate cultures. Those operations could divert management’s attention from our business or cause a temporary interruption of or loss of momentum in our business and the loss of key personnel from the acquired companies. In addition, proposed acquisitions which are not consummated will cause us to incur substantial costs, none of which are generally recoverable.

 Risks relating to our industry

The Chinese agricultural market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

The agricultural market in China is highly fragmented, largely regional and competitive and we expect competition to increase and intensify within the sector. We face significant competition in our field seed business. Our competitors may have greater financial, research and development resources than we have. Competition may also result from consolidation or other market forces within the field seed industry in China and the privatized field seed producers that were operated by the local governments in China. Our competitors may be better able to take advantage of industry consolidation and acquisition opportunities than us. The reform and restructuring of the previously state-owned equity in seed enterprises will likely lead to the reallocation of market share in the seed industry, and our competitors may increase their market share by participating in the restructuring of the state-owned seed companies. Privatization will likely mean that these producers will need to develop more efficient and commercially viable business models in order to survive. In addition, the PRC government currently restricts foreign ownership of any domestic seed development and production business to no more than 49%. When and if such restrictions are lifted, multinational corporations engaged in the seed business may expand into the agricultural market in China. These companies have significantly greater financial, technological and other resources than us and may become our major competitors in China. In particular, our industry was affected by a widespread overproduction during 2007. As a result, supply of certain of our products exceeded demand for those products and, as a result, market prices were reduced and our margins and revenues were negatively impacted in 2007 and 2008. If this trend continues, we may be unable to successfully compete in our industry, especially if our competitors can produce and distribute seeds at a lower cost than us. As competition intensifies, our margins may continue to be compressed by more competitive pricing in the short term and may also to be compressed in the long term and we may lose our market share and experience a negative impact on our margins, revenues and results of operations.

China’s commitments to the World Trade Organization may intensify competition.

In connection with its accession to the World Trade Organization, China made many commitments including opening its markets to foreign products, allowing foreign companies to conduct distribution businesses within China, and reducing customs duties. Foreign manufacturers may begin to manufacture competing seeds; both non-genetically modified and genetically modified and ship their products or establish manufacturing facilities in China. Competition from foreign companies may reduce our current profit margins, and hence our business results may suffer.

Natural or man-made disasters could damage seed production, which would cause us to suffer production losses and material reduction of revenues.

We produce our seeds with farmers under breeding contracts.  To produce seeds, crops are planted 9~12 month in advance of distribution of seeds.  As a result, the source of supply for our seeds is subject to all of the risks associated with any agricultural enterprise, including natural disasters such as widespread drought, flood, snowstorm, pestilence, plant diseases and insect pests, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our field seed inventory in the winter storage season. Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We have attempted to manage this risk by obligating ourselves to pay the farmers who produce our seeds only for the quantity of seeds that they produce, thus limiting our expenses somewhat. We have also set up a storage system attempting to manage this risk. However, in the event of a widespread failure of the field seed, we would likely sustain substantial operating losses, due to both the fact that a significant portion of our expenses are fixed overhead and that the loss of a large portion of a field seed would limit our revenues significantly.

Field seed prices and sales volumes may decrease in any given year with a corresponding reduction in sales, margins and results of operations.

In the recent past, there have been some elements of instability as a result of the privatization of state field seed producers and because of the worldwide economic situation. There may be other periods of instability in the future during which commodity prices and sales volumes might fluctuate greatly. Commodities can be affected by general economic conditions, weather, disease and aspects of demand such as financing, competition and trade restrictions. Although we follow a branded product strategy to differentiate our products from those of other field seed producers, the field seed market continues to behave as a commodity market. As a result, the price that we are able to demand for our seeds is somewhat dependent on the size of the supply of our seeds and the seeds of other producers. Therefore, the potential exists for fluctuation in supply and, consequently, in price, in our own markets, even in the absence of significant external events that might cause volatility. As a result, the amount of revenue that we receive in any given year is subject to change. Because decisions are made regarding the level of production prior to the time that the volume of orders and the market price for those orders is known, it is possible that we will have too much or not enough product available, each with the attendant impact on revenues, margins and results of operations.

Technological change in creating seed hybrids could harm our business, causing a shift in business opportunities, market share, and revenues.

We currently rely upon traditional methods of creating field seed hybrids to develop new products. While these methods are highly effective, there has been an increase in the development of genetically modified agricultural products in an effort to increase the quality and quantity of crop yields of which we currently engage in as well. This new genetic technology is controversial, and it has not been widely accepted in many regions of the world, including the PRC. However, as the ability to use genetic modification to produce seeds that are superior to or less costly than those that we produce by traditional methods increases, the threat of competition from this source becomes more realistic. A number of factors those are currently difficult to predict, including a shift in farmer and consumer attitudes regarding the acceptability of genetic technology affect the extent to which this potential threat could affect our business prospects.

Risks relating to our business organization and structure

Our PRC operating subsidiaries are controlled subsidiaries through Share Pledge Agreement rather than by direct ownership of shares, the terms of which may have to be enforced, which would require us to incur extra costs, create uncertainty as to ownership of the operating businesses involved and risk the possible loss of rights.

Under PRC law, foreign entities are not currently permitted to own more than 49% of a seed production company. In order to address those restrictions, China Golden, a non-Chinese entity that cannot directly or indirectly own all the shares of certain of our PRC operating subsidiaries, namely, Fuer, will instead hold the right to control such shares in all respects, including voting, dividends, nomination of directors, and corporate management, through stock consignment agreements executed by the owners of the stock of these companies. In addition, if we engage in the sale of genetically modified seed products, then foreign entities are not currently permitted to own any portion of the seed production company. .

There is the risk, however, that a consigning shareholder will not fulfill its obligations under the Share Pledge Agreement. In that event, we may need to resort to the PRC courts to have our rights under the applicable agreement enforced. Such enforcement will cause us to incur legal expenses. In addition, while a case is pending there will be uncertainty regarding our rights as to the PRC operating subsidiaries involved. In addition, a PRC court may decide not to enforce the agreements in whole or in part. To the extent these agreements are neither observed nor enforced as intended, the three PRC operating subsidiaries will not be controlled by us as intended, which will affect our enterprise value and restrict our ability to obtain the income and other rights of ownership associated with the consigned stock. It may also prevent the consolidation of our financial statements with the PRC operating subsidiaries, which would reduce the reported earnings of the consolidated companies. The uncertainty of ownership may also adversely affect the market value of our ordinary shares.

Risks relating to doing business in China

If we do not comply with PRC regulations, we may not be able to operate our business or we may be fined, both of which would adversely affect our business, operations and revenues.

The PRC has many regulations relating to the seed business, including obtaining and maintaining operating licenses and permits. Seed products must be licensed and undergo a stringent review process before they may be sold in the PRC. We believe we currently have all the necessary licenses for our business, and that we are in compliance with applicable laws and regulations. If we are not in compliance, we may be fined or lose the ability to sell a particular seed or operate our business altogether. If the fines are substantial or if our ability to sell or operate is withdrawn, this will result in additional costs or the loss of revenues and could prevent us from continuing as an operating business.

If we do not comply with applicable government regulations, we may be prohibited from continuing some or all of our operations, resulting in a reduction of growth and ultimately market share due to loss of competitive position.

Our revenue depends on receiving approval from the PRC government to market new seed hybrids that we are developing and will develop. In addition, there may be circumstances under which the governmental approvals granted are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals that we require to expand our business as we intend to do. The failure to obtain or to maintain such approvals would limit the number and quality of products that we would be able to offer. This reduction in product offerings would cause a reduction in the growth previously experienced and over time would result in the loss of market share from the competitive pressures of seeds developed by others that would likely be better than our products.

The technical services agreements with our operating subsidiaries may be subject to scrutiny by the PRC tax authorities for transfer pricing adjustments.

We could face adverse tax consequences if the PRC tax authorities determine that our technical service agreements with our PRC operating subsidiaries were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that these agreements were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of deductions recorded by our  PRC operating subsidiaries, namely Deli and Fuer, which could adversely affect us by:

☐
increasing the PRC operating subsidiaries’ tax liability without reducing our tax liability, which could further result in late payment fees and other penalties to our PRC operating subsidiaries for under-paid taxes; or

☐
limiting our ability to maintain preferential tax treatment and government financial incentives, which, if the transfer pricing adjustment is significant, could result in our failing to qualify for those preferential tax treatments and government financial incentives.

As a result, any transfer pricing adjustment could have an adverse impact on our financial condition.

Our business benefits from certain PRC government subsidies. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The PRC government has in recent years reduced taxes and increased subsidies and other support across the agricultural industry. For instance, the government subsidizes farmers for their seed purchases, and has increased spending on rural infrastructure. Sales of agricultural products from producers to intermediaries or to farmers are exempt from PRC value-added tax. The discontinuance of preferential treatments granted by the Chinese government to the seed industry, could adversely affect our earnings.

In addition, subsidy policies may have an adverse effect on our ability to market our products. Farmers can buy field seeds designated as “high-quality” at subsidized prices, but the designation of seeds as “high-quality” is at the discretion of the local government, companies owned by the local government and local private seed companies. It is possible that this policy could result in preferential treatment for local seed producers, with locally produced seeds being designated as “high-quality” while ours are not designated as such. If such preferential treatment were to occur, the price for our seeds to farmers in those provinces would be higher than the subsidized local seeds, and our sales in that province could suffer, which could adversely affect our results of operations.

The discontinuation of any of the preferential tax treatments currently available to our PRC subsidiaries could materially increase our tax liabilities.

Prior to January 1, 2008, under applicable PRC tax laws, companies established in China were generally subject to a state and local enterprise income tax, or EIT, at rates of 30% and 3%, respectively . In addition, an enterprise qualified as a “High Tech Enterprise”, including agricultural companies will be entitled to a preferential state EIT rate of 15% for three years. The qualification of a “High Tech Enterprise” was subject to evaluation every third year by the relevant government authority in China. For example, Qiqihar Fuer is entitled to a preferential tax rate of 15% as a new technology company for 2009 through 2011.

In March 2007, the National People’s Congress, enacted the Enterprise Income Tax Law, or the EIT Law, and in December 2007, the State Council promulgated the implementing rules of the New EIT Law, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous tax law. The New EIT Law, however, (i) reduces the top rate of enterprise income tax to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, subject to certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria. Under the phase-out rules, enterprises established before the promulgation date of the New EIT Law and which were granted preferential EIT treatment under the then effective tax laws or regulations may continue to enjoy their tax holidays until their expiration and will gradually transition to the uniform 25% EIT rate over a five-year transition period. In addition, the new technology enterprise qualification of our PRC subsidiaries is subject to a biennial re-assessment by the relevant PRC government authority. In the event the preferential tax treatment for our PRC subsidiaries is discontinued, the affected entity will become subject to the standard PRC enterprise income tax rate. There is no assurance that the local tax authorities will not, in the future, change their position and discontinue any of our preferential tax treatments, potentially with retroactive effect. The discontinuation of any of our preferential tax treatments could materially increase our tax obligations.

Under China’s New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the New Enterprise Income Tax Law, or the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  However, it is unclear how tax authorities will determine tax residency based on the facts of each case. If the PRC tax authorities determine that our British Virgin Islands holding company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, under the New EIT Law and its implementing rules dividends paid to holding companies outside of China which are resident enterprises will be subject to a 10% withholding tax. It is possible that future guidance issued with respect to the new “resident enterprise” classification could be applied to our British Virgin Islands sub-holding company with similar consequences.  Therefore, any dividends paid by our PRC subsidiaries may be subject to a 10% withholding obligation.

In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 and 2011 tax years and are evaluating appropriate organizational changes to avoid this treatment.

Adverse changes in political and economic policies of the PRC, including its policy of reforming its economic system, could have an adverse effect on the growth of private businesses in the PRC such as ours.

Since the late 1970’s, the PRC has been reforming its economic system and changing from a planned economy based on governmental dictates and priorities to one that uses market forces to influence deployment of economic resources, labor and capital and to determine business endeavors. We cannot predict whether or not the government will continue to encourage economic liberalization and further release its control over the economy and encourage private enterprise. We also cannot predict the timing or extent of future economic reforms that may be proposed. Any re-imposition of planned economy regulation or similar kinds of restrictions could reduce the freedom of private businesses to operate in a profitable manner, restrict inflows of capital or stifle investor willingness to participate in the PRC economy. To the extent we need additional capital; any restrictions on foreign ownership, foreign investment and repatriation of profits will hamper our ability to find capital outside of the PRC.

A return to profit repatriation controls may limit our ability to pay dividends and expand our business, and may reduce the attractiveness of investing in PRC business opportunities.

The PRC law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in the PRC to other countries, and the remittance does not require prior approval by the State Administration of Foreign Exchange, or SAFE. SAFE regulations require extensive documentation and reporting, some of which is burdensome and slows payments. If there is a return to payment restrictions and reporting, the ability of a PRC company to attract investors will be reduced.

Also, our investors may not be able to obtain the benefits of the profits of the business generated in the PRC for other reasons. Relevant PRC laws and regulations permit payment of dividends only from accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our subsidiaries and our affiliated entities in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital, and to further set aside a portion of its after-tax profits to fund the employee welfare fund at the discretion of the shareholders’ meeting or the board. These reserves are not distributable as cash dividends. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would materially and adversely affect our subsidiary’s ability to pay dividends and other distributions to us. Any limitation on the ability of our subsidiary and our affiliated entity to distribute dividends or other payments to us could materially limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses or otherwise fund and conduct our business.

Pursuant to the new PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign-invested enterprise, or FIE, including Qiqihar Deli to its foreign investors is subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. No such treaty currently exists with the British Virgin Islands or the United States.  Prior to 2008, dividend payments to foreign investors made by FIEs were exempted from PRC withholding tax.

Any fluctuations in exchange rates may adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Because our earnings and cash from operations are denominated in Renminbi, fluctuations in exchange rates between U.S. dollars and Renminbi will affect our balance sheet and earnings per share when stated in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results when reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The People’s Bank of China sets and publishes a daily based exchange rate. Prior to July 21, 2005, the People’s Bank of China set this rate with reference primarily to the supply and demand of Renminbi against the U.S. dollar in the market during the prior day. Effective from July 21, 2005, the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it continues to be pegged to a basket of currencies determined by the People’s Bank of China, against which it can rise or fall by as much as 0.3% each day. For example, on July 21, 2005, the Renminbi was revalued against the US dollar to approximately RMB8.11 to the US dollar, representing an upward revaluation of 2.1% of the Renminbi against the US dollar, as compared to the exchange rate on the previous day. On September 23, 2005, the PRC government widened the daily trading band for Renminbi against non-US dollar currencies from 1.5% to 3% to improve the flexibility of the new foreign exchange system. The exchange rate may become volatile, the Renminbi may be revalued further against the US dollar or other currencies or the Renminbi may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the US dollar or other currencies.  Fluctuations in the exchange rate will affect the relative value of any dividend we issue which will be exchanged into U.S. dollars, the value of any U.S. dollar denominated investments we make in the future and any earnings on such investments.

There are government regulations that limit or prohibit foreign investment in the PRC, which may restrict our growth.

Notwithstanding the general restriction on foreign investment in the seed industry in the PRC, our corporate structure currently enables us to receive foreign investment. Our continued ability to receive foreign investment may be important to our ability to continue to expand our business rapidly and to manage that expansion effectively. We cannot be certain that a change in the regulations allowing us to receive foreign investment will not occur. In the event of such a change, our plan to expand our business could be disrupted.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Substantially all our revenues and expenses are denominated in Renminbi. We may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, the PRC Operating Companies may not pay dividends in foreign currencies, without prior approval from SAFE, unless they comply with certain procedural requirements. The PRC government may also take measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions under the capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the SAFE. If the PRC Operating Companies borrow in foreign currency from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the PRC Operating Companies by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce or its local counterparts. These limitations could adversely affect the ability of the PRC Operating Companies to obtain foreign exchange through debt or equity financing, which could harm our ability to fund our operations or cause us to seek additional financing on terms that may not be favorable.

PRC regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity. Failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits, if any, and could expose us and our PRC resident shareholders to liability under PRC law.

In October 2005, SAFE promulgated regulations that require registration with local SAFE offices in connection with direct or indirect offshore investment by PRC residents, including PRC individual residents and PRC corporate entities. These regulations apply to our shareholders who are PRC residents and also apply to our prior and future offshore acquisitions. In particular, the SAFE regulations require PRC residents to file with competent SAFE offices information about offshore companies in which they have directly or indirectly invested and to make follow-up filings in connection with certain material transactions involving such offshore companies, such as increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, or external guarantees or other material events that do not involve return investment.

The SAFE regulations required registration by March 31, 2006 of direct or indirect investments previously made by PRC residents in offshore companies. If a PRC resident with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

We believe our major shareholders who are PRC residents, or whose shares are beneficially owned by PRC residents, have completed foreign exchange registration with the local foreign exchange bureau according to these SAFE regulations. However, as these regulations are relatively new and there is uncertainty concerning the reconciliation of the new regulations with other approval requirements, it is unclear how the regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot assure you that all of our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or approvals required by the regulations or other related legislation. The failure or inability of our PRC resident shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiary to make distributions or pay dividends or affect our ownership structure. As a result, our business operations and our ability to distribute a dividend to you could be adversely affected.

The PRC legal system has inherent uncertainties that could limit the legal protections available to you.

Nearly all of our assets and all of our operations are in the PRC. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. The laws in the PRC differ from the laws in the United States and may afford less protection to our non-PRC shareholders.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States judgments against us, our subsidiaries, officers and directors.

We are incorporated in Nevada and our PRC operating subsidiaries are formed under PRC law. Substantially all of our assets are located in the PRC. In addition, most of our directors and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. It may not be possible to affect service of process within the United States or elsewhere outside the PRC upon our directors, or executive officers and experts, including effecting service of process with respect to matters arising under United States federal securities laws or applicable state securities laws. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States or many other jurisdictions in relation to any matter, including securities laws, may be difficult or impossible. Furthermore, an original action may be brought in the PRC against our assets and our subsidiaries, our directors and executive officers and experts only if the actions are not required to be arbitrated by PRC law and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may award civil liability, including monetary damages.

Risks related to our shares

Certain provisions in our organizational documents may discourage our acquisition by a third party, which could limit your opportunity to sell your shares at a premium.

Our memorandum and articles of association include provisions that could limit the ability of others to acquire control of us. Under those provisions, our board of directors has the power to issue preferred shares with such rights attaching to them as they decide and this power could be used in a manner that would delay, defer or prevent a change of control of us. These provisions could have the effect of depriving you of an opportunity to sell your shares at a premium over prevailing market prices by discouraging third parties from seeking to acquire control of us in a tender offer or similar transactions.

Certain insiders and major shareholders have substantial control over the company, and they could delay or prevent a change in our corporate control, even if our other shareholders wanted such a change to occur which may limit your ability to influence shareholder matters.

As of March 31, 2011, our executive officers, directors and principal shareholders and their affiliates beneficially would own 7,883,331 common shares, or 60.84% of the outstanding shares of the Company’s ordinary stock. These shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these shareholders. Furthermore, the interests of these major shareholders may conflict with those of other shareholders. We also conduct transactions with businesses in which our principal shareholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

Future sales by us or our existing shareholders could depress the market price of our ordinary shares.

If we or our existing shareholders sell a large number of shares of our ordinary stock, or if we sell additional securities that are convertible into ordinary stock, the market price of our ordinary stock could decline significantly. Further, even the perception in the public market that we or our existing shareholders might sell shares of ordinary stock could depress the market price of our ordinary stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On February 10, 2011, we received staff comments on our S-1 filed on January 14, 2011. We are in preparation of replies to the staff comments, and expect to file an amedment to S-1 in April, 2011.

ITEM 2.	PROPERTIES

Under the PRC law, most land is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land.  In the case of land used for industrial purposes, the land use rights are generally granted for a period of fifty years.  This period may be renewed at the expiration of the term. These land use rights are transferable and may be used as security for borrowings under loans and other obligations.  The Company currently holds land use rights for two parcels of land registered under its name, and lease land use rights for additional parcels of land from third parties that are used for its seed breeding business.

Set forth below is the detailed information regarding these land use rights registered under the names of Qiqihar Fuer or its subsidiaries:

Registered Name of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of issuance or grant	Expiration Date
Qiqihar Fuer Agronomy Inc	West, NianBei Road, Fulaerji, Qiqihar, Heilongjiang Province	Industrial use	16,518.90	2007	2055

Qiqihar Fuer Agronomy Inc	West, NianBei Road, Fulaerji, Qiqihar, Heilongjiang Province	Industrial use	33,314.90	2007	2055

Our principal executive offices are located in the Fulaerji District in Qiqihar, Heilongjiang Province where we own approximately 4,293 square meters of office space, and the right to use approximately 15,132 square meters of land for storage and process of seed products. The land use right, property, plant, and equipment currently secure a loan of RMB24.30 million from Qiqihar Branch of Agriculture Development Bank of China, which is due on August 17, 2011. Management believes additional office space and production facilities will be needed as our operation expands.

As the laws in China prohibit a direct ownership of lands, we have entered into long term lease agreement for arable land of approximately 1,110 hectares under market rates from unrelated parties. The land includes approximately of 1,100 hectares for breeding of rice seeds, and 10 hectare for research and development of new hybrid seeds. Fluctuations in the weather condition may affect our production on the rented land. Management believes that the Company is likely to lease additional lands in the future under its vertical integration strategy.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of March 31_2010, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4.	(Removed and Reserved)

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “FRXT”. The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, involving our common stock during each calendar quarter, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008:
3rd Quarter	$12.80	$12.80
4th Quarter	$17.99	$16.79

Year Decenber 31, 2009:
1st Quarter	$6.40	$6.40
2nd Quarter	$3.20	$3.20
3rd Quarter	$3.90	$3.90
4th Quarter	$3.90	$3.90

Year Ended December 31, 2010:
1st Quarter	$6.32	$6.32
2nd Quarter	$13.92	$13.92
3rd Quarter	$5.50	$5.00
4th Quarter

1st Quarter of 2011	$5.00	$1.01

Source: www.nasdaq.com

On March 4, 2011, the closing sale price of our shares of common stock was $1.01 per share. As of March 31, 2011, there were 12,958,031 shares of our common stock outstanding held by 554 shareholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend policy

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.  Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries to us.  This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US.  Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent. Further, government authorities may impose restrictions that could have a negative impact in the future on the conversion process or on our cash needs, which, in turn, affects our ability to pay cash dividends to our shareholders.  Although our subsidiary’s classification is WFOE under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.  Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report contains our audited consolidated financial statements for the years ended December 31, 2010 and 2009 and data derived therefrom.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” above.

Overview

We are a leading Chinese agricultural material company providing quality hybrid corn seeds, soybean seeds, rice seeds and fertilizer product to farmers in northeastern China, which is the most important agriculture region in the country. Through our 1,052 distributors, we distribute our products to farmers located in Heilongjiang, Jilin, and northeastern Inner Mongolia and to the rest of China. Our seed products are breed with our exclusively contracted breeders in Heilongjiang, Jilin, and northeastern Inner Mongolia.

Historical Developments

Since establishment, we have endeavored to develop new products. In 2005, we purchased a humic fertilizer patent from China Institute of Agriculture, and have developed a series of products based on the patent that adapt to different environment and soil conditions in different area of northeastern China. In 2007, we participated in the China Spark Program, a plan for developing new agricultural techniques and product lead by the Ministry of Science and Technology of PRC, and invented cold proof additives for seeds. We have launched this product in 2010.

During the past 7 years, Fuer has been diligent on product quality and successfully elevated our brand reputation and attained a solid customer base. We were granted “the Most Respected Enterprise Award” in 2007 by the China Academy of Humic Acid Industry. In 2008, we were certified under ISO 9001 and 14001.

On December 10 2009, the Company was recognized as a “High-tech Enterprise” by the state government, which entitled us to favor upon enterprise income tax for three years ended in 2011.

On December 2, 2010, we were awarded "the Best Enterprise Award" at the Third National Humic Acid Industry Award Assembly for the "Black Gold Cup" Selection in Beijing.

On October 25, 2010, Fuer was granted Top 50 Enterprise of the Seed Industry by the Ministry of Agriculture of the People’s Republic of China, and Top 5 humic fertilizer providers by the China Humic Acid Industry Association.

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

Low Industry Concentration and Abundant Acquisition Opportunities

At present, the seed products are supplied by over 9,000 seeds providers, a great majority of which are low scale and do not control up to date seed patents. Seeds market concentration is far below the developed countries. Historically, the government of China has raised entrance barrier for seeds companies by means of registered capital threshold. The movement has created great merger and acquisition opportunities. We believe this trend will continue in the future.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2010	2009
	($ in thousands)
Statements of Operations Data
Sales	$22,744	$16,168
Cost of goods sold	13,325	9,469
Gross profit	9,419	6,699
Operating and administrative expenses:
Sales and marketing	1,705	1,346
General and administrative	1,717	1,342
Income from operations	5,997	4,011
Other income (expenses), net	(90)	(78)
Income before income tax	5,907	3,933
Income tax expenses	577	995
Net income	$5,330	$2,938

Year Ended December 31, 2010 compared to December 31, 2009

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $6.57 million, or 40.63%, from approximately $16.17 million in 2009 to approximately $22.74 million in 2010.  This increase was primarily attributable to the expansion of our market areas and distribution network throughout northeastern China, increased demand for our seed products and strong market acceptance of our products. In addition, our inventories increased approximately $1.03 million, or approximately 13.34%, from approximately $7.72 million as of December 31, 2009 to approximately $8.75 million as of December 31, 2010. This increase was primarily attributable to increased production in accordance with the seed breeding plan made in the second quarter of 2010 and production plan of fertilizer and germicides, pesticides, and herbicides to meet the growing demand for our products.

The following table sets forth information on the sales of our principal products during the fiscal years ended December 31, 2010 and 2009.

	2010			2009
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	8,048	$10,130	44.54%	10,758	$10,544	65.22%
Soybean Seeds	4,361	4,320	18.99%	1,418	1,287	7.96%
Rice Seeds	5,575	4,385	19.28%	1,402	1,062	6.57%
Vegetable Seeds	-	-	-	293	419	2.59%
Fertilizers	4,018	3,138	13.8%	4,142	2,309	14.28%
Plant Regulators	574	301	1.32%	574	300	1.85%
Pesticides and Herbicides	126	470	2.07%	418	247	1.53%
	22,702	$22,744	100%	19,005	$16,168	100%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the table, are primarily driven by the market competition and demand for the products, and rising price of grains. The Company suspended sales of low margin vegetable seeds in order to increase field seeds production. Changes in average selling prices of fertilizers and plant additives, are generally caused by increase in sales of high margin product. The following table shows sales price per kilogram by product for 2010 and 2009 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage Change
Product	2010	2009
Corn Seeds	$1.26	$0.98	28.57%
Soybean Seeds	$0.99	$0.91	8.79%
Rice Seeds	$0.79	$0.76	3.95%
Vegetable Seeds	$-	$1.43	-
Fertilizers	$0.78	$0.56	39.29%
Plant Regulators	$0.52	$0.52	-%
Germicides, Pesticides and Germicides	$3.74	$0.59	533.90%

We rely on our production of germicides, pesticides and herbicides products on our Original Equipment Manufacturer (“OEM”), Qingdao Fuer Agronomy Pesticides Ltd. (“Qingdao Fuer”), a related party controlled by the Chairman of our Board  for Directors, Zhang Li, germicide, pesticide and herbicide products. During the year ended December 31, 2010, Qingdao Fuer completed its facility reformation and began producing only an updated premium herbicide product. The new premium herbicide was more efficient and less toxic compared with traditional herbicides, and could be widely applied to cultivation of field crops. The Company distributed only the new herbicide during the year ended December 31, 2010, which led to the increase in the average selling price of such product category.

Cost of Goods Sold

Our costs of goods sold consist primarily of cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $3.86 million, or 40.71%, from approximately $9.47 million in 2009 to approximately $13.32 million in 2010.  This increase was primarily attributable to the increase in sales volume, and increased price in raw materials..

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $0.73 million, or 27.29%, from approximately $2.69 million in 2009 to approximately $3.42 million in 2010.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $0.36 million, or 26.67%, from approximately $1.35 million for 2009 to approximately $1.70 million for 2010.  This increase was primarily attributable to (i) an increase of approximately $0.11 million, or 30.26%, in transportation cost as volume of products increased. (ii) an increase of approximately $0.17 million, or 47.09% in advertisement expenses as we reduced advertisement campaigns in Heilongjiang province and increased in spending for advertisement in Jilin Province, and (iii) and an 0.03 million expense for our direct owned stores.Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout northeastern China, and commencement of our chain retailing business, and more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.37 million, or 27.92%, from approximately $1.34 million for 2009 to approximately $1.72 million for 2010. This increase was primarily attributable to and an increase of approximately $0.33 million in fees paid for professional services of becoming a public Company. General and administrative expenses are likely to increase as we continue to expand our operations in China, and hire new employees and appoint directors to improve our corporate governanace.

Allowance for Receivables

We evaluate balances of account receivables and other receivables at the end of each quarter, and make allowances accordingly. Allowance for receivables was increased by approximately $0.03 million, which is due to the increase in sales.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $1.99 million, or 49.53%, from approximately $4.01 million in 2009 to approximately $6.00 million in 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs, and other income and expense accounts.  Other expenses increased approximately by $0.01 million, or 15.44%, from other expense of approximately $0.08 million for 2009 to other expenses of approximately $0.09 million for 2010, which is attribute to the increase in other expenses related to transportatin cost in 2010 of approximately $0.01 million.

Income Tax Expenses

We are subject to PRC enterprise income taxes. Our income tax expenses decreased by approximately $0.42 million, or 42.00%, from approximately $0.99 million in 2009 to approximately $0.58 million in 2010.  The decrease was primarily attributable to favorable tax rate we gained with certification of “National High Tech Enterprise”, and the deduction of income tax payable which totaled $429,841.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the year ended December 31,
	2010	2009
	Audited	Audited
	($ in thousands)
Net cash used in operating activities	$(1,044)	$(2,655)
Net cash used in investing activities	$(646)	$(163)
Net cash provided by financing activities	$3,876	$196

Net Cash Used in Operating Activities

We had retained earnings of approximately $10.56 million and $5.80 million as of December 31, 2010 and 2009, respectively.  As of December 31, 2010, we had cash and cash equivalents of approximately $2.45 million, total current assets of approximately $16.28 million, and a working capital surplus of approximately $11.35 million. We have financed our activities to date principally from cash derived from the previous year. We maintain a large balance of non-cash current assets because spring in northeastern China arrives later than in other parts of China, which postpones the sales season of seeds product and collection process of our receivables and advances to customers. Most of the receivables and advances to customers as of December 31, 2010 were collected in the first quarter of 2011, and the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $0.49 million, from approximately $0.16 million in 2009 to approximately $0.65 million in 2010.  This increase was primarily attributable to increase of $0.39 million paid for fixed assets and $0.07 increase for seed patents acquired in 2010 as compared with 2009. Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities,  and purchase of a new product patent during the year 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by approximately $3.68 million, from approximately $0.20 million in 2009 to approximately $3.88 million in 2010.  This increase was primarily attributable to a $2.45 million increase in proceeds from issuance of common stock, and a $1.40 million increase in short term borrowings. We will improve our cash flow by obtaining interest free loans from the Agriculture Development Bank of China, and obtaining financing from capital markets.

Tax Favor

In December 10, 2009, we were nominated as a High-tech Enterprise by the PRC Government. This honor entitled us to a favored enterprise income tax rate of 15% for three years ending in 2011. We believe the subsidy and favorable tax rate will enhance our profitability and cash flow, which will boost our expansion. The Company received a tax deduction on enterprise income tax payable of 2009, which amounted to $429,841, during the year ended December 31, 2010 related to the tax rate.

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

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our variable interest entity.  All transactions and balances among us and variable interest entity have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review quarterly events could occur that would require us to increase our allowance in the future. Allowances for trade receivables was $26,204 and $323,231 for the years ended December 31, 2010 and 2009, respectively.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2010 and 2009.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the years ended December 31, 2010 and 2009.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  Seeds can be stored for 2 years before they expire. In addition, we may write off some provisions if we later sell some of the subject inventory. During the years ended December 31, 2010 and 2009, no provision for inventories was made.

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

 Recently Adopted Accounting Pronouncement

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In May, 2010, the FASB issued ASU 2010-19¸ "Foreign Currency" (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update, 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

In March, 2010, the FASB issued Accounting Standards Update, 2010-11, Derivatives and Hedging (Topic 815): “Scope Exception Related to Embedded Credit Derivatives.”  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This update also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This update is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This update is not expected to have a material impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2010 and December 31, 2009, the Company has $1,682,673 and $1,112,119, respectively, in these non-distributable reserve funds.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 8, 2010, the Company dismissed Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) as its independent registered public accounting firm and on July 14, 2010 appointed Sherb & Co., LLP  (“Sherb”) to serve as the Company’s independent registered public accounting firm. Chisholm’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports of Chisholm on the Company’s financial statements for the fiscal years ended June 30, 2009 and June 30, 2008 were qualified with the following going concern language:  “The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.”

During the Company’s two most recent fiscal years and the subsequent interim period from June 30, 2009 through July 8, 2010, there were no disagreements between the Company and Chisholm on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused Chisholmto make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements.

The Company has provided Chisholm with a copy of the foregoing statements and has requested and received from Chisholm a letter addressed to the Securities and Exchange Commission stating whether or not Chisholm agrees with the above statements. A copy of the letter from Chisholm is attached as Exhibit 16.1 to the Current Report on Form 8-K/A filed on July 21, 2010.

During the Company’s two most recent fiscal years and subsequent period from June 30, 2009 [through the date of this report, there were no reportable events as defined by Item 304(a)(1)(v).]

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

During our review of our financial statements and results for the year ended October 31, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified material weaknesses pertaining to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements, and lack of a independent director with extensive knowledge of accounting and financial reporting. Board of the Company is fully aware of these weaknesses in our internal control, and is dedicated to appoint qualified persons in the financial year 2011.

Sherb & Co, LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and expressed no opinion on our internal control over financial reporting, as set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 11, 2010, Qiqihar Fuer Agronomy Inc., our variable interest entity entered into an agreement with Mr. Wang Duqian to lease paddy fields of approximately 300 hectares. The lease term is 12 years, starting on January 1, 2011. Qiqihar Fuer paid Mr. Wang Duqian RMB 12.6 million pursuant to the agreement. No further payment is required.

On December 15, 2010, Qiqihar Fuer Agronomy Inc., entered into an agreement with Heilongjiang Chahar Farm to lease paddy fields of approximately 700 hectares. The lease term is 12 years, starting on January 1, 2011. Qiqihar Fuer paid RMB 29.4 million to Heilongjiang Chahar Farm pursuant to the agreement. No further payment is required.

The preceding description of each lease agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as an exhibit to this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GORVENANCE

Directors, Executive Officers and Significant Employees

The following table sets forth the name and age of each member of our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they has served as one of our directors and/or executive officers.  Directors serve until the election and qualification of their successors.  There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships between any of our directors, executive officers, director nominees or significant employees.

Names of Anticipated Officers and Directors	Age	Position
Zhang Li	46	Chairman of the Board and Chief Executive Officer
Liu Yuhua	46	Director
Chen Huabang	47	Independent Director
Li Zeyu	46	Independent Director
Wan Lipeng	35	Vice President of Sales and Marketing
Li Baojin	60	Vice President of Production
Li Haitao	33	Chief Technology Officer
Yu HaiFei	41	Chief Financial Officer

There are no family relationships among our directors or executive officers.

All of our directors will hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our Board of Directors.

Set forth below is the biographical information about our directors and executive officers:

Zhang Li has been Chairman of the Board and CEO since December 2010.  Mr. Zhang has been the Chairman of the Board since December 2010.  Mr. Zhang has been the Company’s Chief Executive Officer since June 2010. Since 2003, Mr. Zhang has been Chairman of the Board and CEO of Qiqihar Fuer Agronomy Inc.  From 1995 to 2003, Mr. Zhang was engaged in private business of agriculture product distribution. Mr. Zhang has over 15 years of experience in business management and the operation of seeds breading and retailing businesses and was the founder of Qiqihar Fuer Agronomy Inc. Since 2006, Mr. Zhang has served as deputy of the provincial people’s congress of Heilongjiang. Mr. Zhang completed his MBA degree from Tsinghua University in 2007. Mr. Zhang’s extensive experience in business administration and the industry provides our Board with a valuable resource in understanding company operations and evaluating strategic opportunities.

Liu Yuhua has been a Director since December 2010.  Ms. Liu served as Finance Supervisor of Fuer Agronomy Inc. from 2008, and as the Administrative Supervisor of Fuer Agronomy Inc. from 1995 to 2008. From 1992 to 1995, Ms. Liu served as Financial Supervisor of Fulaerji Science & Technology Co., Ltd.  From 1989 to 1992, Ms. Liu served as the Head of the Human Resources Department of Fulaerji Science & Technology Research Institute. Ms. Liu has 18 years of experience in financial management. Ms. Liu received her Associate Degree in Enterprise Management from Heilongjiang Bayi Agricultural University in 1989. Ms Liu’s extensive knowledge in business administration provides our Board with a valuable resource in evaluating our strategy.

Chen Huabang has been a Independent Director from March, 2011. Since 2008, Mr. Chen has served as a visiting professor, doctoral advisor and the lead researcher of the Corn Breeding Innovation Team at the Shandong Agricultural University, and the director of the National Key Lab for Innovation of Staple Crop Seeds of Shandong Agricultural University. Additionally, Mr. Chen has served since 2008 as the technical director of the Shandong Fuanfeng Seeds Technologies Co., Ltd. Previously, from 2000 through 2007, Mr. Chen served as the leader of a research team of Institute of the Indiana Crop Improvement Association in America. During the research, Mr. Chen and his team built up a gene expression system which makes specific expression of exogenous gene inside soybean seeds, and registered four soybean peroxidase genes. Meanwhile, Mr. Chen also was granted "Registered Genetic Technologist" by the Technical Committee of the Society when served as a member of the committee, and designed primers and probes for qualitative and quantitative detection of most genetic soybeans and corns approved by US Ministry of Agriculture, including corn's Bt11, Cry9C, MON810, GA21, MON863, NK603, T25, E176, T1507 and soybean's RoundUp Ready. Mr. Chen received a Masters Degree in 1993 from Shandong Agricultural University, and a Doctoral Degree and Postdoctoral Degree in 1996 from Purdue University. Mr. Chen has extensive knowledge and experience in seed invention and provides our Board with a valuable resource in evaluating risks of our operations and strategy.

Li Zeyu has been a Independent Director from March, 2011. Since September 2010, Mr. Li has served as the President of the Daqing Branch of the Heilongjiang Academy of Agricultural Sciences. Previously, from December 2006 through August 2010, Mr. Li has served as the Vice President of the Daqing Branch of the Heilongjiang Academy of Agricultural Sciences. Mr. Li presided over the projects in "the Eighth Five-year Key Programs" of the Ministry of Science and Technology, "Introducing Advanced Agricultural Science and Technologies Program" of the Ministry of Agriculture and Heilongjiang Provincial "China Spark Program". From December 2000 through December 2006, Mr. Li served as the Deputy Head the Heihe Agricultural Science Institute of Heilongjiang Academy of Agricultural Sciences. Mr. Li received a MBA in Agricultural Materials Marketing from the China Agricultural University, a Graduate Degree from the Heilongjiang Northeast Agricultural University and a Undergraduate Degree from the Heilongjiang Beian Agricultural School. Mr. Li has extensive knowledge and experience in seed invention and provide our Board with a valuable resource in evaluating risks of our operations.

Wan Lipeng has been our Vice President of Sales and Marketing since June 2010. Mr. Wan served as Vice President of Sales and Marketing of Fuer Agronomy Inc. since 2006, and served as regional sales manager since the inception of Fuer Agronomy. Mr. Wan served as a manager in the Sales Department of Fulaerji Science & Technology Research Institute. Mr. Wan has over 12 years in sales and marketing of agricultural material products in northeastern China.

Li Baojin has been our Vice President of Production since June 2010. Mr. Li served as Vice president of Production since the establishment of Qiqihar Fuer Agronomy Inc. in 2003. Before join in the Company, Mr. Li served as mayor of Fulaerji District, Qiqihar, Heilongjiang Province, PRC from 1996 to 2000. From 1983 to 1996, Mr. Li served as leader of many authorities of the People’s Government of Fulaerji, Qiqihar. From 1967 to 1983, Mr. Li had been the general manager of Qiqihar Vehicle Company. Mr. Li has over 40 years experience in business and government administration. Mr. Li received his bachelor degree in business administration from Northeast Academy of Heavy Mechanics in 1967.

Li Haitao has been our Chief Technology Officer since June 2010. Mr. Li served as Vice President of Technology since the establishment of Qiqihar Fuer Agronomy Inc in 2003. From 2000 to 2003, Mr. Li served as a researcher of Fulaerji Science & Technology Research Institute. During his employment in Fuer Agronomy, Mr. Li has lead eight hybrid seeds research project, which generated three corn seeds patent. Mr. Li was granted five times of the second place of “Award on Technology Advancement” from the provincial government of Heilongjiang. Mr. Li has over 15 years experiences in research and development on hybrid field seeds. Mr. Li received his bachelor degree in seed breeding from Heilongjiang Academy of Agriculture in 1999.

Yu Haifei has been our  Chief Financial Officer since June 2010. Mr. Yu has served as the Chief Financial Officer of Qiqihar Fuer Agronomy Inc. since its establishment in 2003. From September 1991 to March 2003 he served as manager of the accounting department of Fulaerji Institution of Agriculture Research. Mr. Yu has 19 years of experience in accounting and budgeting.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.


Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Share Exchange and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our Company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2011 fiscal year.

Other Board Committees

We have not yet appointed any other board committee. Our Company, however, recognizes the importance of good corporate governance and intends to establish necessary committees during our 2011 fiscal year.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Ethics. The company acknowledges the necessity of improving our corporate governance and intends to adopt a Code of Ethics during our 2011 fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended December 31, 2010, all of our directors and executive officers complied with Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events described in Rule 401(f) of Regulation S-K in the last 10 years.

ITEM 11. EXECUTIVE COMPENSATION

Overview

The following is a discussion of our program for compensating our named executive officers and director. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objective and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officers consists of two elements: base salary and bonus. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience. We offer bonuses as a vehicle by which the named executive officers can earn additional compensation depending on individual, business unit and Company performance. The Company did not provide any other type of compensation to our named executive officers in 2009.

Base Salary. Our named executive officers receive base salaries commensurate with their roles and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2010 are reflected in the Summary Compensation Table below.

Incentive Bonus. Our named executive officers are eligible for an annual performance-based cash bonus in accordance with the Company’s unwritten incentive bonus plan. We provide this bonus opportunity as a way to attract and retain highly skilled and experienced executive officers and to motivate them to achieve annual corporate, departmental and individual goals which consist of various revenue, cost and operational targets established by the board of directors. The bonus amounts are determined following the end of the fiscal year based on our performance and the performance of our executives. The bonus amounts paid to our named executive officers in 2010 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

Historically, we have not granted equity awards as a component of compensation, and we presently do not have an equity-based incentive program. In the future, we will likely adopt and establish an equity incentive plan pursuant to which equity awards may be granted to eligible employees, including each of our named executive officers, if our board of directors determines that it is in the best interest of the Company and our shareholders to do so.

Retirement Benefits

Currently, we do not provide any Company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

Historically, we have provided certain of our named executive officers with minimal perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us and our subsidiaries during 2009 and 2010 in all capacities. No executive officers received compensation of $100,000 or more in 2009 or 2010.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhang Li, Chairman of the Board and Chief Executive Officer(2)	2009	2,361	43,854	—	—	—	—	—	46,485
	2010	2,655	44,256	—	—	—	—	—	46,911

Wan Lipeng, Vice-president of sales (3)	2009	2,361	21,927	—	—	—	—	—	24,558
	2010	2,655	22,128	—	—	—	—	—	24,783

Li Baojin, Vice President of Production (4)	2009	2,361	14,618	—	—	—	—	—	17,249
	2010	2,655	17,702	—	—	—	—	—	20,357

Li Haitao, Chief Technology Officer (5)	2009	2,361	14,618	—	—	—	—	—	17,249
	2010	2,124	17,702	—	—	—	—	—	19,826

Yu Haifei, Chief Financial Officer	2009	2,631	14,618	—	—	—	—	—	17,249
	2010	2,124	17,702	—	—	—	—	—	19,826

Li Haitao, Independent Director(6)	2009	-	-	—	—	—	—	—	17,249
	2010	-	-	—	—	—	—	—	19,826

Li Haitao, Independent Director (7)	2009	-	-	—	—	—	—	—	17,249
	2010	-	-	—	—	—	—	—	19,826

(1)
On June 16, 2010, we acquired China Golden in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction; Mr. Zhang became our chief executive officer. Prior to the effective date of the reverse acquisition, Mr. Zhang served as the President of Fuer.

(2)	Mr. Wan Lipeng served Qiqihar Fuer as Marketing Chief, was appointed as our Vice President of Marketing and Sales subsequent to the Share Exchange.

(3)	Mr. Li Baojin served Qiqihar Fuer as Production Chief, was appointed as our Vice President of Production subsequent to the Share Exchange.

(4)	Mr. Li Haitao served Qiqihar Fuer as Research Chief, was appointed as our Chief Technology Officer subsequent to the Share Exchange.

(5)	Mr Yu Haifei served Qiqihar Fuer as Accounting Chief, and was appointed as our Chief Financial Officer subsequent to the Share Exchange.

(6)	Mr Chen Huahang served was appointed as our independent director on March 21, 2011, and is entitled to annual compensation of $20,000 for his services provided under the appointment.

(7)	Mr Li Zeyu served was appointed as our independent director on March 21, 2011, and is entitled to annual compensation of $20,000 for his services provided under the appointment.

Employment Agreements

We have entered into standard employment agreements with each of our executive officers, including the named executive officers through Qiqihar Fuer. The terms and conditions of these employment agreements are determined via negotiations between the employee parties and us, and the framework and structure of the agreements are intended to comply with applicable PRC labor and employment laws.

Benefit Plans

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

Board Compensation

Pursuant to the unanimously written consent dated March 21 2010, Mr. Chen, Huanbang and Mr. Li, Zeyu were appointed as our independent directors, and were entitled to an annual compensation of $20,000 each, for the service rendered under the appointment.

Currently, our directors Zhang Li and Liu Yuhua, do not receive any compensation for serving as directors for Fuer International.

Severance and Change of Control Agreement

As of December 31, 2010, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2010, none of our named executive officers held any stock options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2010, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of September 30, 2010 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities	Total	Percent
Directors and Named Executive Officers
Zhang, Li	7,327,749	0	7,327,749	56.55%
Liu, Yuhua	555,582	0	555,582	4.29%
Wan, Lipeng	0	0	0	0%
Li, Baojin	0	0	0	0%
Li, Haitao	0	0	0	0%
Yu, Haifei	0	0	0	0%
Directors and executive officers as a group (6 persons)	7,883,331	0	7,883,331	60.84%

5% Beneficial Owners
Oriental Agriculture P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands, controlled by Zhang, Li	7,327,749	0	7,327,749	56.55%

Faith Origin Limited Quastisky Building,P.O. Box,4389, Road Town, Tortola, British Virgin Islands	1,243,968	0	1,243,698	9.60%

Trade Ever Holdings P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands	1,269,884	0	1,269,884	9.8%

Virtue World Quastisky Building,P.O. Box 4389, Road Town, Tortola, British Virgin Islands	763,922	0	763,922	5.9%

Allied Merit International Investment Inc. 802, 8/F Eton Tower Hysan Ave Causeway Bay, Hong Kong	1,018,868	0	1,018,868	7.86%

Change in Control

The Company is not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

On January 5, 2006, the Company entered into an agreement with Qingdao Fuer Agronomy Biochemical Co., Ltd.(Qingdao Fuer) a company that sells pesticides, germicides, and herbicides to customers across China. Qingdao Fuer is controlled by Mr. Zhang Li, Chairman of the Board and CEO of the Company. According to the agreement, purchase prices are set before each order according to prevailing market price. The agreements are valid for 10 years. For the years ended December 31, 2010 and 2009, purchases from Qingdao Fuer totaled $312,505 and $116,944, respectively.

Apart from the transaction discussed above, we do not have any transactions with any related parties.

Review, Approval or Ratification of Transactions with Related Persons

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law.  Such transactions require the approval of our board of directors.  The above related party transactions were approved by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 8, 2010, the Company dismissed Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) as its independent registered public accounting firm and on July 14, 2010 appointed Sherb & Co., LLP  (“Sherb”) to serve as the Company’s independent registered public accounting firm.  The decision to dismiss Chisholm was recommended and approved by the Company’s board of director.

Audit Fees

During the year ended December 31, 2010 and December 31, 2009, Sherb’s fees were approximately $85,000 and $0, respectively.  The fees were for professional services for the audit of financial statements included in our Forms 8-K and S-1, as applicable.

Audit-Related Fees

During the years ended December 31, 2010 and 2009, Sherb’s fees for other services were $0 for other audit or review of our financial statements by Sherb.

Tax Fees

During the years ended October 31, 2010 and 2009, there were no fees relating to professional tax services by Sherb

All Other Fees

During the years ended December 31, 2010 and 2009, $20,000 was charged by Sherb for reviewing services related to our public fillings.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009
Total Audit Fees	$85,000	$-0-
Total Audit Related Fees	$40,000	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	$20,000	$-0-

All services and fees described above for the years ended December 31, 2010 and December 31, 2009 were approved by either the entire board of directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 9.

Financial Statements

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

ITEM 15. Exhibits
The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
2.1*****	Share Exchange Agreement between the Fuer International Inc, China Golden Holdings Ltd and the shareholders of China Golden Holdings Ltd.
2.2*****	Securities Purchase Agreement between Fuer International Inc and Allied Merit International Investment Inc.
3.1*	Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008
3.2*	Amended and Restated By-laws adopted August 12, 2008
4.1**	Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009
4.2**	Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009
4.3***	Amendment to Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. date June 30, 2009
4.4***	Amendment to Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC date June 30, 2009
4.5*****	Certificate of Change filed with the Secretary of State of the State of Nevada on June 8, 2010
4.6*****	Warrant Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
4.7+	Paddy Field Lease Contract with Heilongjiang Chahar Farm, dated December 15, 2010
4.8+	Paddy Field Lease Contract with Wang Duqian, dated November 11, 2010
10.1*	Securities Purchase Agreement between KIG Investors II, LLC and the Company dated November 14, 2007
10.2*	First Amendment to Securities Purchase Agreement between KIG Investors II, LLC and the Company dated June 19, 2008
10.3*	Assignment to Securities Purchase Agreement between KIG Investors II, LLC to Lionsridge Capital, LLC dated June 20 2008
10.4*	Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Kevin R. Keating dated June 20, 2008
10.5*	Registration Rights Agreement between Kevin R. Keating and the Company dated June 23, 2008
10.6*	Registration Rights Agreement between Lionsridge Capital, LLC and the Company dated June 23, 2008
10.7*	Registration Rights Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.8*	Settlement and Release Agreement between Leon Leibovich and the Company dated November 14, 2007
10.9*	Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007
10.10*	Revolving Loan Agreement between Vero Management L.L.C., and the Company dated May 5, 2008
10.11*	Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.12*	Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008
10.13****	Amendment to Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2009
10.14*****	Exclusive Option Agreement among Qiqihar Deli Enterprise Management Consulting Co., Ltd. and Zhange Li and Qiqhar Fuer Agronomy Inc.
10.15*****	Loan Agreement among Qiqhar Deli Enterprise Management Consulting, Co., Ltd. And Zhang Li
10.16*****	Share Pledge Agreement among Qiqhar Deli Enterprise Management Consulting Co., Ltd., Zhang Li and Qiqhar Fuer Agronomy Inc.
10.17*****	Qiqhar Deli Enterprise Management Consulting Co., Ltd. and Qiqhar Fuer Agronomy Inc.
10.18*****	Registration Rights Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
21+	List of Subsidiaries
31.1+	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 +	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed therein.
* Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2009 and incorporated herein by this reference.

** Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

*** Filed as an exhibit to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on August 10, 2009.

**** Filed as an exhibit to the Company’s Form 10-Q, as filed with the Securities and Exchange Commission on October 29, 2009.

***** Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2010.

* Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2008 and incorporated herein by this reference.

** Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

*** Filed as an exhibit to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on August 19, 2009.

****  Filed as an exhibit to the Company’s Form 10-Q, as filed with the Securities and Exchange Commission on October 29, 2009

***** Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2010

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuer International Inc.

	By:	Fuer International Inc.
Name: Li Zhang
Title: Chief Executive Officer
March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s Zhang, Li	Chief Executive Officer	March 31, 2011
Chairman of Board

/s/ Yu, Haifei	Chief Financial Officer	March 31, 2011

/s/ Liu, Yuhua	Director	March 31, 2011

/s/ Chen, Huabang	Independent Director	March 31, 2011

/s/ Li, Zeyu	Independent Director	March 31, 2011

INDEX OF EXHIBITS

Exhibit No.	Description
2.1*****	Share Exchange Agreement between the Fuer International Inc, China Golden Holdings Ltd and the shareholders of China Golden Holdings Ltd.
2.2*****	Securities Purchase Agreement between Fuer International Inc and Allied Merit International Investment Inc.
3.1*	Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008
3.2*	Amended and Restated By-laws adopted August 12, 2008
4.1**	Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009
4.2**	Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009
4.3***	Amendment to Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. date June 30, 2009
4.4***	Amendment to Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC date June 30, 2009
4.5*****	Certificate of Change filed with the Secretary of State of the State of Nevada on June 8, 2010
4.6*****	Warrant Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
4.7+	Paddy Field Lease Contract with Heilongjiang Chahar Farm, dated December 15, 2010
4.8+	Paddy Field Lease Contract with Wang Duqian, dated November 11, 2010
10.1*	Securities Purchase Agreement between KIG Investors II, LLC and the Company dated November 14, 2007
10.2*	First Amendment to Securities Purchase Agreement between KIG Investors II, LLC and the Company dated June 19, 2008
10.3*	Assignment to Securities Purchase Agreement between KIG Investors II, LLC to Lionsridge Capital, LLC dated June 20 2008
10.4*	Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Kevin R. Keating dated June 20, 2008
10.5*	Registration Rights Agreement between Kevin R. Keating and the Company dated June 23, 2008
10.6*	Registration Rights Agreement between Lionsridge Capital, LLC and the Company dated June 23, 2008
10.7*	Registration Rights Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.8*	Settlement and Release Agreement between Leon Leibovich and the Company dated November 14, 2007
10.9*	Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007
10.10*	Revolving Loan Agreement between Vero Management L.L.C., and the Company dated May 5, 2008
10.11*	Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.12*	Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008
10.13****	Amendment to Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2009
10.14*****	Exclusive Option Agreement among Qiqihar Deli Enterprise Management Consulting Co., Ltd. and Zhange Li and Qiqhar Fuer Agronomy Inc.
10.15*****	Loan Agreement among Qiqhar Deli Enterprise Management Consulting, Co., Ltd. And Zhang Li
10.16*****	Share Pledge Agreement among Qiqhar Deli Enterprise Management Consulting Co., Ltd., Zhang Li and Qiqhar Fuer Agronomy Inc.
10.17*****	Qiqhar Deli Enterprise Management Consulting Co., Ltd. and Qiqhar Fuer Agronomy Inc.
10.18*****	Registration Rights Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
21+	List of Subsidiaries
31.1+	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 +	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Filed therein.
* Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2009 and incorporated herein by this reference.

** Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 12, 2009 and incorporated herein by this reference.

*** Filed as an exhibit to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on August 10, 2009.

**** Filed as an exhibit to the Company’s Form 10-Q, as filed with the Securities and Exchange Commission on October 29, 2009.

***** Filed as an exhibit to the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2010.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Fuer International Inc.

We have audited the accompanying consolidated balance sheets of Fuer International Inc. and its subsidiaries. (referred to as the “Company”) as of December 31, 2010 an 2009 and the related consolidated statements of operations and comprehensive (loss) income, shareholder’s equity, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuer International Inc., as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, New York March 25, 2011

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,454,583	$155,425
Restricted cash	-	219,580
Trade receivables, net	3,076,112	2,066,430
Other receivables, net	33,093	383,817
Inventories	8,751,884	7,721,554
Advances to suppliers and prepaid expenses	1,408,477	2,670,374
Current portion of prepaid leases	559,498	-
Total Current Assets	16,283,647	13,217,180
		-
Property, plant and equipment, net	3,051,231	2,739,385
Construction in progress	24,318	-
Intangibles, net	370,088	181,909
Prepaid leases	6,246,757	-
Total Assets	$25,976,041	$16,138,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short term debt	$3,686,846	$2,193,881
Accounts payable and accrued expenses	58,756	494,927
Advances from customers	-	303,669
Due to related parties	-	10,138
Other payables	354,988	-
Income tax payable	835,463	596,026
Total Liabilities	4,936,053	3,598,541

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding, and 11,939,131 shares outstanding as of December 31, 2010 and 2009, respectively.	12,958	11,939
Additional paid in capital	7,046,495	4,547,514
Statutory reserves	1,682,673	1,112,119
Retained earnings	10,557,736	5,797,827
Accumulated other comprehensive income	1,740,126	1,070,534
Total Shareholders' Equity	21,039,988	12,539,933
Total Liabilities and Shareholders' Equity	$25,976,041	$16,138,474

The accompanying notes are an integral part of these financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPHREHENSIVE INCOME

	For the year ended December 31,
	2010	2009
Sales	$22,743,949	$16,168,421
Cost of goods sold	13,324,561	9,469,206
Gross profit	9,419,388	6,699,215

Operating expenses:
Sales and marketing	1,704,822	1,345,927
General and administrative	1,717,354	1,342,509
Total operating expenses	3,422,176	2,688,436
Income from operations	5,997,212	4,010,779

Other income (expenses):
Interest income	19,336	20,713
Interest expense	(80,191)	(76,623)
Other income, net	(24,175)	(14,810)
Non operating expenses	(4,699)	(7,009)
Total other expenses	(89,729)	(77,729)

Income before income tax	5,907,483	3,933,050
Income tax expenses	577,020	994,852
Net income	$5,330,463	$2,938,198

Other comprehensive income:
Foreign currency translation adjustments	669,592	25,268
Comprehensive income	$6,000,055	$2,963,466

Earnings per share
Basic	$0.43	$0.25
Diluted	$0.41	$0.25

Weighted average number of shares issued and outstanding
Basic	12,494,642	11,939,131
Diluted	13,010,558	11,939,131

The accompanying notes are an integral part of these financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common stock					Accumulated
	($0.001 par value)		Additional			Other	Total
	Number of	Par	Paid-in	Statutory	Retained	Comprehensive	Shareholders’
	Shares	Value	Capital	Reserves	Earnings	Income	Equity
Balance as of December 31, 2008	11,939,131	$11,939	$4,547,514	$797,844	$3,173,904	$1,045,266	$9,576,467
Net income	-	-	-	-	2,938,198	-	2,938,198
Appropriation to statutory reserves	-	-	-	314,275	(314,275)	-	-
Currency translation adjustments	-	-	-	-	-	25,268	25,268
Balance as of December 31, 2009	11,939,131	11,939	4,547,514	1,112,119	5,797,827	1,070,534	12,539,933

Issuance of common stock for cash	1,018,900	1,019	2,498,981	-	-	-	2,500,000
Net income	-	-	-	-	5,330,463	-	5,330,463
Appropriation to statutory reserves	-	-	-	570,554	(570,554)	-	-
Currency translation adjustments	-	-	-	-	-	669,592	669,592
Balance as of December 31, 2010	12,958,031	$12,958	$7,046,495	$1,682,673	$10,557,736	$1,740,126	$21,039,988

The accompanying notes are an integral part of these financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2010	2009
Cash flow from operating activities:
Net income	$5,330,463	$2,938,198
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	211,012	213,260
Amortization of intangible assets and prepaid leases	52,305	14,131
Loss from disposal of long term assets	-	4,882
Allowances for trade receivables	26,204	323,231
Changes in current assets and liabilities
Restricted cash	222,093	215,524
Trade receivables, net	(935,398)	(1,974,117)
Other receivables, net	355,967	(348,163)
Inventories, net	(723,363)	(1,244,500)
Advances to suppliers	1,327,625	(2,668,938)
Increase in prepaid leases	(6,657,017)	-
Accounts payable and accrued expenses	(467,120)	(378,168)
Advances from customers	(306,632)	(14,131)
Other payables	343,875	-
Income tax payables	215,878	263,497
Net cash used in operating activities	(1,004,108)	(2,655,294)

Cash flow from investing activities:
Purchase of property plant and equipment	(415,296)	(28,828)
Investment in construction in progress	(23,711)	-
Proceeds from disposal of property and equipment	-	292
Purchase of intangible assets	(207,104)	(134,486)
Net cash used in investing activities	(646,111)	(163,022)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,500,000	50,000
Proceeds from short term loans	3,594,728	2,192,700
Repayment of short term loans	(2,218,968)	(2,046,520)
Net cash provided by financing activities	3,875,760	196,180

Effect of exchange rate on cash	73,617	5,541
Net increase (decrease) in cash and cash equivalents	2,299,158	(2,616,595)
Cash and cash equivalents - beginning balance	155,425	2,772,020
Cash and cash equivalents - ending balance	$2,454,583	$155,425

Supplemental disclosure of cash flow information
Interest paid	$79,066	$76,596
Income taxes paid	$365,422	$731,355

The accompanying notes are an integral part of these financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATION

The consolidated financial statements include the financial statements of Fuer International Inc. (“referred to herein as “Fuer International”), its subsidiaries, and variable interest entity (“VIE”), where Fuer is deemed the primary beneficiary. Fuer, its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company”, “we” and “us”.

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

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a consolidated China Golden and its subsidiaries, including their VIE, as if the Share Exchange had been in effect retroactively for all periods presented.

On July 28, 2010, we completed a name change from “Forex365, Inc,” to “Fuer International Inc,” under the consent of the holders of approximately 92.58% of the outstanding shares of Common Stock.

China Golden was incorporated in the British Virgin Island on November 30, 2009 as a limited liability company (a BVI company). The Company is engaged in the business of production and distribution of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives. It’s wholly owned subsidiary, Qiqihar Deli Enterprise Management Consultancy Co., Ltd. (“Deli”) was incorporated in Heilongjiang, People’s Republic of China (“PRC”) on February 10, 2010 as a limited liability company. Other than the equity interest in Deli, China Golden does not own any assets or conduct any operations.

Qiqihar Fuer Agronomy Inc. (“Qiqihar Fuer”) was incorporated in the Heilongjiang Province, in the PRC on March 18, 2003. Qiqihar Fuer is a provider of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives that distribute products through its distributors to farmers located primarily in the PRC provinces of Heilongjiang, Jilin, Inner Mongolia and other provinces of PRC. Qiqihar Fuer breeds its proprietary seeds through farmers under contractual agreements. Fuer also distributes humic fertilizer, plant additives as well as pesticides, germicides and herbicides. Deli, through a series of contractual arrangements, has the ability to substantially influence the daily operations and financial affairs of Qiqihar Fuer, in addition to being able to appoint Fuer’s senior executives and approve all matters requiring shareholder approval. The structure of the contractual arrangements are such that Qiqihar Fuer is effectively a variable interest entity (“VIE’s”) of Deli. Accordingly, Fuer International, through its wholly-owned subsidiaries, consolidates Qiqihar Fuer’s results of operation, assets and liabilities in its financial statements. Hereafter, Fuer International, China Golden, Deli and Fuer are collectively referred to as “the Company” unless specific reference is made to an individual entity). Deli and Qiqihar Fuer are both controlled by the same majority shareholders.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc.	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors.	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Fuer International Inc.	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua Deemed as a variable interest entity through contractual agreements with Deli, See description below	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. The Company entered into the Contractual Agreements on March 25, 2010 in the anticipation that this will protect the Company’s shareholders from foreign ownership restrictions.

Based on these exclusive agreements, the Company consolidates the variable interest entity (“VIE”), Qiqihar Fuer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Exclusive Business Cooperation Agreement.

The followings are brief descriptions of the Contractual Agreements entered between Deli and Qiqihar Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Qiqihar Fuer, Deli has the exclusive right to provide to Qiqihar Fuer general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Qiqihar Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Qiqihar Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli that is equal to all of Qiqihar Fuer’s profits as defined in the Exclusive Option Agreement. The Agreement is valid for 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Qiqihar Fuer.

2.
Equity Pledge Agreement. Under the equity pledge agreement between Qiqihar Fuer’s shareholders and Deli, Qiqihar Fuer’s Shareholders pledged all of their equity interests in Qiqihar Fuer to Deli to guarantee Qiqihar Fuer’s performance of its obligations under the Exclusive Option Agreement. If Qiqihar Fuer or Qiqihar Fuer’s Shareholders breaches their respective contractual obligations, Deli, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Qiqihar Fuer’s Shareholders also agreed that upon occurrence of any event of default, Deli shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Qiqihar Fuer’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Deli may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Qiqihar Fuer’s Shareholders agreed not to dispose of the pledged equity interests or take any actions that would undermine Deli’s interest.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
Exclusive Option Agreement.  Under the exclusive option agreement between Qiqihar Fuer’s Shareholders and Deli, Qiqihar Fuer’s Shareholders irrevocably granted Deli or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Qiqihar Fuer for the cost of the initial contributions to the registered capital of Qiqihar Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

4.
Loan Agreement. Under the Loan Agreement, the shareholders of Qiqihar Fuer shall borrow RMB 10,000,000 from Deli, only for purpose of increasing the paid-in capital of Qiqihar Fuer. In addition, shareholders of Qiqihar Fuer agree to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; (3) keep the value of its assets. Also included in this agreement, unless consented by Deli, Qiqihar Fuer should not: (1) purchase and dispose of any assets; enter into any material agreements with any third party within its operating activities; (3) declare any dividends to its shareholders.

The accounts of Qiqihar Fuer are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation” As a VIE, Qiqihar Fuer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Qiqihar Fuer’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts in the PRC, which are prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All significant intercompany accounts and transactions have been eliminated in consolidation. All necessary adjustments have been made to present the consolidated financial statements in accordance with U.S. GAAP.  The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

(b)	Principles of consolidation

Pursuant to US GAAP, Fuer is a VIE of Deli and the Company is the primary beneficiary of the VIE. Accordingly, Fuer have been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over the Fuer; and have the exclusive right to obtain full of the financial interests such as obtaining periodic income through Exclusive Business Cooperation Agreements and obtaining the net assets of Fuer through purchase of their equities at essentially no cost basis. There is no non-controlling interest held by other parties in Qiqihar Fuer, Deli and China Golden.

(c)	Business Segment

The Company operates in one business segment, as a provider and distributor of field seeds and fertilizers herbicides. Our revenue is generated in our distribution to farmer, sales through our Company owned retail establishment and through our branded retail stores. Our revenue is derived exclusively from the sales of field crop seeds, fertilizers and herbicides. All Company’s sales and operations are conducted in the PRC with emphasis in the northeast of China.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the reported financial statements include the allowance for doubtful accounts and the useful life of property and equipment.

(e)	Foreign currency translation

The Company primarily operates in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount was published by People’s Bank of the People’s Republic of China.

	December 31,
	2010	2009
Balance sheet items, except for the registered and paid-up capital and retained earnings as of December 31, 2010 and 2009	US$1=RMB6.5910	US$1=RMB6.8282

Amounts included in the statements of operations, and statements of cash flows for the years ended December 31, 2010 and 2009	US$1=RMB6.7599	US$1=RMB6.8321

For the years ended December 31, 2010 and 2009, foreign currency translation adjustments of $669,592 and $25,268, respectively, have been reported as comprehensive income in the consolidated financial statements.

(f)	Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 ”Fair Value Measurement and Disclosure ” for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. As of December 31, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g)	Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC and balances are uninsured.

(h)	Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the year ended December 31, 2010 and 2009.

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

Restricted cash are amounts held in a special bank account which are kept as guarantees to the short term debts, not covered by insurance. As of December 31, 2010 and 2009, balances of restricted cash were $0 and $219,580 respectively.

(j)	Trade receivables

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the trade receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $371,139 and $331,867, respectively.

(k)	Other receivable, net

Other receivables are travel and business advances to employees. The amounts advanced under such arrangements totaled $33,093 and $383,817 as of December 31, 2010 and 2009, respectively. Included in these advances were funds that permitted employees to launch promotion activities. The Company has not experienced any losses with other receivables during its operating history, and made no allowances for other receivables.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and franchise retail establishments. Inventories are accounted under the first-in-first-out basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve at December 31, 2010 and 2009, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $1,408,477 and $2,670,374 as of December 31, 2010 and 2009, respectively.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)	Property, plant and equipment

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

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	20 years
Operating equipment	5 -10 years
Office equipment	3 years
Vehicles	4 years

(o)	Intangible assets

The Company states intangible assets at cost less accumulated amortization. The Company’s intangible assets as of December 31, 2010 and 2009 seed patents and rights to distribute certain variety of seeds purchased from local or state universities or institutions of agriculture, which contains exclusive right to breed and distribute the patented seeds. The patents are amortized on straight line method over 10 years. The amortization expense for the years ended December 31, 2010 and 2009 amounted to $31,485 and $14,131, respectively.

(p)	Prepaid leases

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases. The rental payments are recorded as operating lease expenses using the straight line method during the contract period, varying from 5 to 12 years

The operating lease expenses for the year ended December 31, 2010 and 2009 amounted to $20,820 and nil, respectively.

(q)	Impairment of long-lived assets

The Company reviews, long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2010 and 2009.

(r)	Income taxes

The Company is governed by the Income Tax Law and associated legislations of the People’s Republic of China.  Income taxes are accounted for under Accounting Standard Codification Topic 740 (ASC 740), “Income Taxes”, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  Current tax is the expected tax payable on the taxable income for the current year, using tax rates enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(s)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of seeds, fertilizers, pesticides, germicides and herbicides upon shipment to the distributors and transfer of title. All sales are FOB shipping point.

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the years ended December 31, 2010 and 2009 has been minimal. The Company has not accrued such potential customer credit as of December 31, 2010 and 2009 based on the Company’s previous positive experience with products sold.

(t)	Cost of Goods Sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

(u)	Advances from customers

Advances from customers represent prepayments by customers for the Company’s product during the peak season from November till July. As of December 31, 2010 and 2009, advances from customers was nil and $303,669.

(v)	Shipping expense

Shipping costs are classified into selling and marketing expenses. For the years ended December 31, 2010 and 2009, shipping expense totaled $649,355 and $539,989, respectively.

(w)	Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the years ended December 31, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $230,338 and $197,652, respectively.

(x)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2010 and 2009, advertising expense amounted to $257,007 and $86,842, respectively.

(y)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 include net income and unrealized gains from foreign currency translation adjustments.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(aa)	Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financing statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). te Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultant and other third-parties, compensation expenses is determined at the “measurement date”, The expenses is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

(bb)	Subsequent events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2010, subsequent events were evaluated by the Company through the date the financial statements were available to be issued.

(cc)	Recent adopted accounting pronouncements

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is not expected to have a material effect on our financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May, 2010, the FASB issued ASU 2010-19¸ "Foreign Currency" (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update). The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations, or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update, 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

In March, 2010, the FASB issued Accounting Standards Update, 2010-11, Derivatives and Hedging (Topic 815): “Scope Exception Related to Embedded Credit Derivatives.”  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This update also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This update is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This update is not expected to have a material impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – TRADE RECEIVABLES

At December 31, 2010 and 2009 accounts receivable consisted of the following:

	December 31,
	2010	2009
Trade receivables	$3,447,251	$2,398,297
Less: Allowance for doubtful accounts	(371,139)	(331,867)
	$3,076,112	$2,066,430

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

At December 31, 2010 and 2009, the inventories consisted of the following:

	December 31,
	2010	2009
Raw materials	$4,278,660	$2,903,920
Finished goods	4,473,224	4,817,634
	$8,751,884	$7,721,554

NOTE 5 – CONSTRUCTION IN PROGRESS

The major construction projects under construction at December 31, 2010 and 2009 was $24,318 and nil. No interest was capitalized in construction in progress during the year ended December 31, 2010, and 2009.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2010 and 2009, the following are the details of the property and equipment:

	December 31,
	2010	2009
Property and Plant	$3,108,124	$2,713,547
Operation Equipment	76,067	605,576
Office Equipment	711,845	54,684
Vehicle	132,368	98,938
	4,028,404	3,472,745
Accumulated Depreciation	(977,173)	(733,360)
Total	$3,051,231	$2,739,385

Accumulated depreciation as of December 31, 2010 and 2009 was $977,173 and $733,360, respectively. Depreciation expense for the years ended December 31, 2010 and 2009 was $211,012 and $213,260, respectively. Loss from disposal of assets was nil and $4,882 as of December 31, 2010 and 2009, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. At December 31, 2010 and 2009, the balances of net intangible assets were $370,088 and $181,909, respectively. Amortization expense for the years ended December 31, 2010 and 2009 was $31,485 and $14,131 respectively.

Expected future amortizations for intangible assets are as follows:
2011	$45,820
2012	45,820
2013	45,061
2014	41,268
2015	38,993
Thereafter	153,126
$370,088

NOTE 8 – PREPAID LEASES

On March 30, 2010, the Company entered into an agreement with unrelated individuals to lease farm land of totaling 9.33 acres for five years. Subject to the agreement, five years of future rent totaling $38,048 was paid upon the commencement of the lease.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 2, 2010, the Company entered into an agreement with a certain farm to lease farm land of 100 hectares for 20 years, Subject to the agreement, total rent for the leasing period amounted to $417,235 was fully prepaid on the inception of the lease

On December 10, 2010, the Company entered into two agreements with certain farms to lease farm land of totaling 1,000 acres for 12 years. Subject to the agreement, total rent for the leasing period totaling $6,372,326 was paid upon the commencement of the lease.

The Company’s prepaid leases are prepayments for leased land. As of December 31, 2010, and 2009, details about prepaid leases were:

	December 31,
	2010	2009
Prepaid leases	$6,827,609	$-
Amortization of prepaid leases	(21,354)	-
	6,806,255	-
Less: Current portion of prepaid leases	559,498	-
Net prepaid leases	$6,246,757	$-

NOTE 9 – SHORT-TERM LOANS

Short-term loans included in the consolidated balance sheets as of December 31, 2010 and 2009 were:

	December 31,
	2010	2009
5.56% loan payable to Agriculture Development Bank of China for nine months term, maturing on August 17, 2011, collateralized with buildings.	$3,686,846	$-
5.31% loan payable to Agriculture Development Bank of China for one year term, maturing on November 5, 2010, collateralized with buildings.	-	2,193,881
	$3,686,846	$2,193,881

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of account payables, salary payables, and welfare payables. At December 31, 2010 and 2009, accounts payables and accrued expenses were $58,756 and $494,927, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

On January 5, 2006, we entered into an original equipment manufacturer agreement with Qingdao Fuer Agronomy Biochemical Co., Ltd. (Qingdao Fuer) a company that provides pesticides, germicides, and herbicides to customers across China, which is controlled by Mr. Zhang Li, Chairman of the Board and CEO of the Company. According to the agreement, the Company made definitive orders to Qingdao Fuer for each batch of goods. Purchase prices are set before each order according to prevailing market price, The agreements are valid for 10 years. For the years ended December 31, 2010 and 2009, purchases from Qingdao Fuer totaled $312,505 and $116,944, respectively. Purchases from Qingdao Fuer are not returnable and not refundable. The Company assumes all risks of loss from any products purchased from Qingdao Fuer. There is no return provision for unsold products purchased from Qingdao Fuer.

The due to related parties consists of payables to Qingdao Fuer for the purchase of goods, and was $0 and $10,038 as of December 31, 2010 and 2009, respectively.

NOTE 12 – EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, the Earnings Per Share Topic, ASC 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2010:
Net income
Basic EPS income available to common shareholders	$5,330,463	12,494,642	$0.43
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,330,463	13,010,558	$0.41

For the year ended December 31, 2009:
Net income
Basic EPS income available to common shareholders	$2,938,198	11,939,132	$0.25
Effect of dilutive securities:
Warrants	-	-
Diluted EPS income available to common shareholders	$2,938,198	11,939,132	$0.25

For the year ended December 31, 2010, all options and warrants were included the calculation of diluted earnings.

For the year ended December 31, 2009, there were no options, warrants, or other dilutive instruments issued and outstanding.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2010 and 2009, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s wholly-owned subsidiary, Deli, and the Company’s VIE, Qiqihar Fuer, are subject to these statutory rates. On December 10, 2009, Qiqihar Fuer received certification as a national high tech enterprise. Accordingly, the Company enjoys a favorite enterprise income tax rate of 15% (“tax favor”) for 3 years, which is effective since 2009. Initially upon receipt of the certification, Qiqihar Fuer was uncertain as to the tax benefits to be accorded for the year ended December 31, 2009, and accordingly accounted for Qiqihar Fuer’s enterprise tax at statutory rate of 25%. During the year ended December 31, 2010, Qiqihar Fuer received clarification with respect to the certification as it applies to their enterprise tax for the year ended December 31, 2009. The clarification resulted in the year ended December 31, 2009 being accorded the 15% tax favor which was accounted for during the year ended December 31, 2010. The tax favor for 2009 recognized in 2010 resulted in a reduction of approximately $430,000 for the 2010 tax expense. The management of Qiqihar Fuer is unable to determine if the tax favor will be available for periods subsequent to 2011, the expiration date of the tax favor. The Company’s wholly-owned subsidiary, China Golden, was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

Fuer International was incorporated in the United States and has incurred an aggregate net operating loss of approximately $1,260,000 for income tax purposes through December 31, 2010, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change of ownership could have resulted in conjunction with the Share Exchange that occurred on June 16, 2010. The net operating loss carryforwards for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the US deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has cumulative undistributed earnings from its PRC subsidiaries of approximately $11 million and $5 million as of December 31, 2010 and 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(9.4)%	(9.0)%
Non-deductible expense	0.5%	0.3%
Temporary difference	1.0%	-
Benefit of tax favor in 2010	(10.6)%	-
Benefit of 2009 tax refund in 2010	(7.3)%	-
Increase in valuation allowance	1.5%	-
Total provision for income taxes	9.7%	25.3%

Income tax expense for the years ended December 31, 2010 and 2009 was $577,020 and $994,852, respectively.

The Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforward	$428,606	$340,460
Total gross deferred tax asset	428,606	340,460
Less: valuation allowance	(428,606)	(340,460)
Net deferred tax asset	$-	$-

During 2010, the valuation allowance was increased by approximately $88,000 from the prior year.

Had there been no tax favor, the effects of the tax per share were as follows:

	Year ended December 31,
	2010	2009
Tax savings	$988,813	$-
Benefit per share:
Basic	$0.08	$-
Diluted	$0.08	$-

NOTE 14 – SHAREHOLDERS’ EQUITY

On June 9, 2010 Fuer International approved a 1 for 64 reverse stock split prior to the Share Exchange. The reverse split does not result in any modification of the rights of shareholders, and have no effect on the shareholders' equity in the Corporation except for a transfer from stated capital to additional paid-in capital. The Company effected the amendments in connection with the consummation of the transactions contemplated by that certain Share Exchange Agreement pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of China Golden Holdings, Ltd.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering. Both parties have informally agreed to amend their registration rights. As of December 31, 2010, the warrants do not have intrinsic value.

As the parties in the abovementioned transaction were not related, the total amount of the proceeds was deemed as the fair value of the common shares and warrants issued. Common shares issued were valued at total proceeds minus the fair value of the warrants. Management is responsible for determining the fair value of the warrant, as of the grant date. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes option valuation model to be $849,852. The valuation was based on the assumptions noted in the following table.

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Warrant activities for the years ended December 31, 2010 and 2009 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at January 1, 2009	-	$-
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2009	-	-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Warrants exercisable at December 31, 2010	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2010:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$2.58	873,315	2.46	$2.58	873,315	$2.58

In connection with the warrants granted with the Purchase Agreement, the warrants have a price adjustment feature if the Company should issue additional shares of common stock at a lower price than the exercise price in effect when such warrants were granted, at any time prior to the eighteen month anniversary of the Securities Purchase Agreement dated June 15, 2010. If additional shares should be issued at a lower price the Company might have account for these warrants in accordance with the Derivative and Hedging Topic of ASC 815. If the warrants are determined not to have a scope exception under ASC Section 815-10-15, and the warrants are determined to not be indexed to the Company’s common stock, these warrants may be reclassified from equity to a derivative liability for their future fair market value at the time the Company should issue common shares below the original exercise price of 2.58 for such warrants. The valuation of warrants, if they are deemed to be a derivative liability, would be valued at market. Under ASC 815, the warrants would be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected not to made discretionary surplus reserves since its establishment. For the years ended December 31, 2010 and 2009, appropriations to statutory reserves were $570,554 and $314,275, respectively. The table below summarized the statutory reserves:

	For the years ended
	December 31,
	2010	2009
Registered Capital	$4,508,427	$4,508,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	2,254,213	2,254,213
Statutory reserve	(1,682,673)	(1,112,119)
Unfunded statutory reserve	$571,540	$1,142,094

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company evaluated events occurred untile the date the financial statements were issued and did not note any commitments.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated events occurring after balance sheet date until the date the financial statements were issued and did not note significant subsequent events.