Form 10-Q
period 2011-03-31
Fuer International Inc.
filed 2011-05-20
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

Commission File Number:  0-53436

Fuer International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Neiwei Road,
Fulaerji District, Qiqihar,
Heiloingjiang, China 161041
(Address of Principal Executive Offices and Zip Code)

86-0452-6969150
(Registrant’s Telephone Number, including Area Code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑.

As of May 16, 2011, there were 12,598,031 shares of common stock, par value $0.001 per share, outstanding

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$9,551,973	$2,454,583
Trade receivables, net	11,697,736	3,076,112
Advances to employees	265,939	33,093
Inventories	3,097,489	8,751,884
Advances to suppliers and prepaid expenses	355,479	1,408,477
Current portion of prepaid leases	556,921	559,498
Total Current Assets	25,525,537	16,283,647

Property, plant and equipment, net	3,242,177	3,051,231
Construction in progress	-	24,318
Intangibles, net	354,904	370,088
Long term portion of prepaid leases	6,078,753	6,246,757
Total Assets	$35,201,371	$25,976,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term debt	$3,669,863	$3,686,846
Accounts payable and accrued expenses	2,832,001	58,756
Other payables	81,281	354,988
Income tax payable	1,873,184	835,463
Total Liabilities	8,456,329	4,936,053

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively.	12,958	12,958
Additional paid in capital	7,046,495	7,046,495
Statutory reserves	1,682,673	1,682,673
Retained earnings	16,392,903	10,557,736
Accumulated other comprehensive income	1,610,013	1,740,126
Total Shareholders' Equity	26,745,042	21,039,988
Total Liabilities and Shareholders' Equity	$35,201,371	$25,976,041

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION AND COMPHREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
	2011	2010
Sales	$22,856,848	$15,307,410
Cost of goods sold	14,426,216	8,990,729
Gross profit	8,430,632	6,316,681

Operating and administrative expense:
Sales and marketing	1,005,820	440,914
General and administrative	491,668	285,041
Total operating expense	1,497,488	725,955
Income from operations	6,933,144	5,590,726

Other income (expense):
Interest income	2,890	1,766
Interest expense	(67,812)	(27,973)
Non operating Income (expense)	60,303	36,571
Other income (expense), total	(4,619)	10,364

Income before income tax	6,928,525	5,601,090
Income tax expense	1,093,358	840,174
Net income	$5,835,167	$4,760,916

Other comprehensive income:
Foreign currency translation adjustments	(130,113)	1,961
Comprehensive income	$5,705,054	$4,762,877

Earnings per share
Basic	$0.45	$0.40
Diluted	$0.43	$0.40

Weighted average number of shares issued and outstanding
Basic	12,958,031	11,939,131
Diluted	13,473,947	11,939,131

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$5,835,167	$4,760,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	60,229	51,636
Amortization of intangible assets and prepaid leases	153,598	5,924
Changes in current assets and liabilities
Trade receivables	(8,686,057)	(4,301,116)
Advances to employees	(234,359)	238,245
Inventories	5,646,760	5,621,131
Advances to suppliers	1,052,602	2,210,676
Increase in prepaid leases	-	(36,684)
Accounts payable and accrued expenses	2,789,660	491,350
Advances from customers	-	(267,114)
Other payables	(273,424)	39,497
Income tax payables	1,047,631	840,174
Net cash provided by operating activities	7,391,807	9,654,635)

Cash flow from investing activities:
Purchase of property plant, and equipment	(242,077)	(41,274)
Net cash used in investing activities	(242,077)	(41,274)

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	(52,340)	(81)
Net increase in cash and cash equivalents	7,097,390	9,613,280
Cash and cash equivalents - beginning of period	2,454,583	155,425
Cash and cash equivalents - ending of period	$9,551,973	$9,768,705

Supplemental disclosure of cash flow information
Interest paid	$67,812	$27,873
Income taxes paid	$45,574	$-

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

Fuer International (formerly known as Forex365 Inc.) was incorporated in Nevada on February 8, 1984. On July 28, 2010, we completed a name change from “Forex365, Inc,” to “Fuer International Inc,” under the consent of the holders of approximately 92.58% of the outstanding shares of Common Stock.

China Golden was incorporated in the British Virgin Islands on November 30, 2009 as a limited liability company (a BVI company). The Company is engaged in the business of production and distribution of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives. Its wholly owned subsidiary, Qiqihar Deli Enterprise Management Consultancy Co., Ltd. (“Deli”) was incorporated in Heilongjiang, People’s Republic of China (“PRC”) on February 10, 2010 as a limited liability company. Other than the equity interest in Deli, China Golden does not own any assets or conduct any operations.

Qiqihar Fuer Agronomy Inc. (“Qiqihar Fuer”) was incorporated in the Heilongjiang Province, in the PRC on March 18, 2003. Qiqihar Fuer is a provider of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives that distributes products through its distributors to farmers located primarily in the PRC provinces of Heilongjiang, Jilin, Inner Mongolia and other provinces of PRC. Qiqihar Fuer breeds its proprietary seeds through farmers under contractual agreements. Qiqihar Fuer also distributes humic fertilizer, plant additives as well as pesticides, germicides and herbicides. Deli, through a series of contractual arrangements, has the ability to substantially influence the daily operations and financial affairs of Qiqihar Fuer, in addition to being able to appoint Qiqihar Fuer’s senior executives and approve all matters requiring shareholder approval. The structure of the contractual arrangements are such that Qiqihar Fuer is effectively a VIE of Deli. Accordingly, Fuer International, through its wholly-owned subsidiaries, consolidates Qiqihar Fuer’s results of operation, assets and liabilities in its financial statements. Hereafter, Fuer International, China Golden, Deli and Qiqiahr Fuer are collectively referred to as “the Company” unless specific reference is made to an individual entity). Deli and Qiqihar Fuer are both controlled by the same majority shareholders.

On June 16, 2010, Fuer International, entered into a Share Exchange Agreement (the “Exchange Agreement”) with China Golden Holdings, Ltd., a company organized under the laws of the British Virgin Islands (“China Golden”), and the shareholders of China Golden (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding common shares of China Golden (the “China Golden Shares”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the China Golden Shares in exchange for the issuance of 11,550,392 shares (the “Shares”) of our common stock (the “Share Exchange”). As a result of the Share Exchange, China Golden became our wholly-owned subsidiary and the Shareholders acquired approximately 96.47% of our issued and outstanding stock.

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

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc. (formerly known as “Forex365 Inc.”)	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors.	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Fuer International Inc.	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua Deemed as a variable interest entity through contractual agreements with Deli, See description below	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. As a result, the Company’s subsidiaries, Deli and Qiqihar Fuer, entered into a seriesof exclusive contractual agreements (the Contractual Agreements) on March 25, 2010 in the anticipation that this will protect the Company’s shareholders from foreign ownership restrictions.

Based on these Contractual Agreements, the Company consolidates the VIE, Qiqihar Fuer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Exclusive Business Cooperation Agreement.

The followings are brief descriptions of the Contractual Agreements entered between Deli and Qiqihar Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Qiqihar Fuer, Deli has the exclusive right to provide to Qiqihar Fuer general business operational services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Qiqihar Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Qiqihar Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli that is equal to all of Qiqihar Fuer’s profits as defined in the Exclusive Option Agreement. The Agreement is valid for 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Qiqihar Fuer.

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

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying consolidated financial statements are prepared in accordance with US GAAP.  This basis differs from that used in the statutory accounts in the PRC, which are prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All significant intercompany accounts and transactions have been eliminated in consolidation. All necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.  The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

(b)	Unaudited financial statements

The accompanying consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011, or that which was achieved in the year ended December 31, 2010.

(c)	Principles of consolidation

Pursuant to US GAAP, Qiqihar Fuer is a VIE of Deli and the Company is the primary beneficiary of the VIE. Accordingly, Fuer have been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over Qiqhar Fuer; and have the exclusive right to obtain full of the financial interests such as obtaining periodic income through Exclusive Business Cooperation Agreements and obtaining the net assets of Qiqihar Fuer through purchase of their equities at essentially no cost basis. There is no non-controlling interest held by other parties in Qiqihar Fuer, Deli and China Golden.

(d)	Business segment

The Company operates in one business segment, as a provider and distributor of field seeds and fertilizers herbicides. Our revenue is generated in our distribution to farmers, sales through our Company owned retail establishments and through our branded retail stores. Our revenue is derived exclusively from the sales of field crop seeds, fertilizers and herbicides. All Company’s sales and operations are conducted in the PRC with emphasis in the northeast of China.

(e)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the reported financial statements include the allowance for doubtful accounts and the useful lives of property and equipment.

(f)	Foreign currency translation

The Company primarily operates in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount were published by People’s Bank of the People’s Republic of China.

	2011		2010
Balance sheet items, except for the registered and paid-up capital and retained earnings as of March 31, 2011 and December 31, 2010	US$1=RMB	6.6215	US$1=RMB	6.5910

Amounts included in the Statements of Operations, and Statements of Cash Flows for the three months ended March 31, 2011 and 2010	US$1=RMB	6.5832	US$1=RMB	6.8360

For the three months ended March 31, 2011 and 2010, a foreign currency translation adjustments loss of $130,113 and a gain of $1,961, respectively, have been reported as comprehensive income in the consolidated financial statements.

(g)	Fair value of financial instruments

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2011, the Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

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

(h)	Cash

For purposes of the consolidated Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash with various financial institutions in the PRC and balances are uninsured.

(i)	Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the three months ended March 31, 2011 and 2010.

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

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of March 31, 2011 and December 31, 2010, the Company had an allowance for doubtful accounts of $369,429 and $371,139, respectively.

(k)	Advances to employees

Advances to employees are rendered to facilitate the timely implementation of operating activities, such as advertisements, promotions and seed breeding. The amounts advanced under such arrangements totaled $265,939 and $33,093 as of March 31, 2011 and December 31, 2010, respectively.  The Company has not experienced any losses with advances to employees during its operating history, and, accordingly, has made no allowances for advances to employees.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost or market, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and branded retail establishments. Inventories are accounted on a weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of March 31, 2011 and December 31, 2010, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $355,479 and $1,408,477 as of March 31, 2011 and December 31, 2010, respectively.

(n)	Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Statements of Operations in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	20 years
Operating equipment	5 -10 years
Office equipment	3 years
Vehicles	4 years

(o)	Prepaid leases

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases, net of any incentives received from the lessor, are charged to the consolidated Statements of Operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and the amount that is to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use rights of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases. The rental payments are recorded as operating lease expense using the straight line method during the contract period, varying from 5 to 12 years

The operating lease expense for the three months ended March 31, 2011 and 2010 amounted to $140,041 and nil, respectively.

(p)	Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

(q)	Income taxes

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

(r)	Revenue recognition

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the three months ended March 31, 2011 and 2010 has been minimal. The Company has not accrued any amount with respect to such potential customer credits as of March 31, 2011 and December 31, 2010 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(t)	Shipping expense

Shipping costs are classified into selling and marketing expense. For the three months ended March 31, 2011 and 2010, shipping expense totaled $589,558 and $347,334, respectively.

(u)	Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended March 31, 2011 and 2010, the costs of these payments are charged to general and administrative expense in the same period and amounted to $58,132 and $56,614, respectively.

(v)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expense on the accompanying consolidated Statement of Operations. For the three months ended March 31, 2011 and 2010, advertising expense amounted to $305,618 and $28,771, respectively.

(w)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the Statements of Shareholders’ Equity, except those amounts due to investments by shareholders, changes in paid-in capital and distributions to shareholders.  Comprehensive income for the three months ended March 31, 2011 and 2010 include net income and unrealized gains from foreign currency translation adjustments.

(x)	Related parties

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

(y)	Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financing statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultant and other third-parties, compensation expenses is determined at the “measurement date”, The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

(z)	Recent adopted accounting pronouncements

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. The adoption of ASU 2010-28 did not have a material effect on our financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 did not have material effects on our financial statements.

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update did not have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update, 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities is required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update did not have a material impact on the Company’s financial statements.

In March, 2010, the FASB issued Accounting Standards Update, 2010-11, Derivatives and Hedging (Topic 815): “Scope Exception Related to Embedded Credit Derivatives.”  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This update also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This update is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This update did not have a material impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – TRADE RECEIVABLES

As of March 31, 2011 and December 31, 2010 accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Trade receivables	$12,067,165	$3,447,251
Less: Allowance for doubtful accounts	(369,429)	(371,139)
	$11,697,736	$3,076,112

NOTE 4 – INVENTORIES

As of March 31, 2011, and December 31, 2010, inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Raw materials	$356,285	$4,278,660
Finished goods	2,741,204	4,473,224
	$3,097,489	$8,751,884

NOTE 5 – CONSTRUCTION IN PROGRESS

Construction in progress as of March 31, 2011 and December 31, 2010 were nil and $24,318. No interest was capitalized in construction in progress during the three months ended March 31, 2011, and 2010.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, the following are the details of the property and equipment:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Property and Plant	$3,315,097	$3,108,124
Operations Equipment	731,977	711,845
Office Equipment	78,582	76,067
Vehicles	149,075	132,368
	4,274,731	4,028,404
Accumulated Depreciation	(1,032,553)	(977,173)
Total	$3,242,178	$3,051,231

Accumulated depreciation as of March 31, 2011 and December 31, 2010 were $1,032,553 and $977,173, respectively. Depreciation expense for the three months ended March 31, 2011 and 2010 were $60,229 and $51,636, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. As of March 31, 2011 and December 31, 2010, the balances of net intangible assets were $354,904 and $370,088, respectively. Amortization expense of intangible assets for the three months ended March 31, 2011 and 2010 were $13,557 and $5,924, respectively.

Expected future amortization for intangible assets are as follows:

2011	$32,130
2012	45,609
2013	44,854
2014	41,078
2015	38,813
Thereafter	152,420
$354,904

NOTE 8 – PREPAID LEASES

On March 30, 2010, the Company entered into an agreement with unrelated individuals to lease farm land of totaling 9.33 acres for five years. Subject to the agreement, five years of future rent totaling $37,872 was paid upon the commencement of the lease.

On April 2, 2010, the Company entered into an agreement with a certain farm entity to lease farm land of 100 hectares for 20 years, Subject to the agreement, total rent for the leasing period amounted to $417,314 was fully prepaid on the inception of the lease

On December 10, 2010, the Company entered into two agreements with certain individuals to lease farm land of totaling 1,000 acres for 12 years. Subject to the agreement, total rent for the leasing period of $6,342,974 was paid upon the commencement of the lease.

The Company’s prepaid leases are prepayments for leased land. As of March 31, 2011 and December 31, 2010, details about prepaid leases were:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Prepaid leases	$6,796,160	$6,827,609
Amortization of prepaid leases	(160,486)	(21,354)
	6,635,674	6,806,255
Less: Current portion of prepaid leases	556,921	559,498
Long term portion of prepaid leases	$6,078,753	$6,246,757

Amortization expenses of prepaid leases for the three months ended March 31, 2011 and 2010 was $140,041 and $0, respectively.

NOTE 9 – SHORT-TERM LOAN

Short-term loan included in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 consisted of:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
5.56% loan payable to Agriculture Development Bank of China for three months term, maturing on August 17, 2011, collateralized with buildings.	$3,669,863	$3,686,846
	$3,669,863	$3,686,846

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of account payable, salary payable, and welfare payable. As of March 31, 2011 and December 31, 2010, accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Account payables	$2,774,206	$52,080
Accrued expenses	57,795	6,676
	$2,832,001	$58,756

NOTE 11 – RELATED PARTY TRANSACTIONS

Related party transactions for the three months ended March 31, 2011 and 2010 include advances to employees to facilitate the timely implementation of operating activities, such as advertisements, promotions and seed breeding. The amounts advanced under such arrangements totaled $265,939 and $33,093 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 12 – EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, the Earnings Per Share Topic, ASC 260, requires the Company to include the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to calculate common stock equivalents.

The following reconciles the components of the EPS computation:
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2011:
Net income
Basic EPS income available to common shareholders	$5,835,168	12,958,031	$0.45
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,835,168	13,473,947	$0.43

For the three months ended March 31, 2010:
Net income
Basic EPS income available to common shareholders	$4,760,916	11,939,131	$0.40
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	$4,760,916	11,939,131	$0.40

For the three month ended March 31, 2011, all options and warrants were included the calculation of diluted earnings.

For the three months ended March 31, 2010, there were no options, warrants, or other dilutive instruments issued and outstanding.

NOTE 13 – SHAREHOLDERS’ EQUITY

On June 9, 2010 Fuer International approved a 1 for 64 reverse stock split prior to the Share Exchange. The reverse split does not result in any modification of the rights of shareholders, and has no effect on shareholders' equity except for a transfer from stated capital to additional paid-in capital. The Company effected the amendments in connection with the consummation of the transactions contemplated by that certain Share Exchange Agreement pursuant to which the Registrant acquired all of the issued and outstanding shares of stock of China Golden Holdings, Ltd.

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering. The investor issued a written waiver of the registration rights on November 15, 2010.

As the parties in the above mentioned transaction were not related, the total amount of the proceeds was deemed to be fair value of the common shares and warrants issued. Common shares issued were valued at total proceeds minus the fair value of the warrants. Management is responsible for determining the fair value of the warrant, as of the grant date. The fair value of the warrants issued is estimated on the date of grant using the Black-Scholes option valuation model to be $849,852. The valuation was based on the assumptions noted in the following table.

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Balances of warrants issued and outstanding as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance of warrants issued and outstanding at December 31, 2009	-	$-
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at December 31, 2010	-	-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at March 31, 2011	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2011:
Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$2.58	873,315	2.46	$2.58	873,315	$2.58

In connection with the warrants granted under the Purchase Agreement, the warrants have a price adjustment feature if the Company should issue additional shares of common stock at a lower price than the exercise price in effect when such warrants were granted, at any time prior to the eighteen month anniversary of the Securities Purchase Agreement dated June 15, 2010. If additional shares should be issued at a lower price the Company might have account for these warrants in accordance with the Derivative and Hedging Topic of ASC 815. If the warrants are determined not to have a scope exception under ASC Section 815-10-15, and the warrants are determined to not be indexed to the Company’s common stock, these warrants may be reclassified from equity to a derivative liability for their future fair market value at the time the Company should issue common shares below the original exercise price of 2.58 for such warrants. The valuation of warrants, if they are deemed to be a derivative liability, would be valued at fair market value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Appropriations are made based on annual net income after the end of each fiscal year of PRC enterprises. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected not to made discretionary surplus reserves since its establishment. For the three months ended March 31, 2011 and 2010, retained earnings that are restricted for appropriation to statutory reserves were $583,516 and $476,092, respectively. The table below summarize the statutory reserves:

	For the three months ended
	March 31,
	2011	2010
Registered capital of Chinese operating entity	$6,608,427	$6,608,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	3,304,213	2,254,213
Statutory reserves	(1,682,673)	(1,112,119)
Unfunded statutory reserves	$1,621,541	$3,242,094

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company evaluated events occurred until the date the financial statements were issued and did not note any commitments.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date as fo March 31, 2011 through the date on which these financial statements were filed, and did not note significant subsequent events.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report about our expectation, beliefs, plans objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and forward-looking statements. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

We are a leading Chinese agricultural material company providing quality hybrid corn seeds, soybean seeds, rice seeds and fertilizer products to farmers in northeastern China, which is the most important agriculture region in the country. Through approximately our 1,060 distributors, we distribute our products to farmers located in Heilongjiang, Jilin, and northeastern Inner Mongolia and to the rest of China. Our seed products are bred with our exclusively contracted breeders in Heilongjiang, Jilin, and northeastern Inner Mongolia.

Historical Developments

Since establishment, we have endeavored to develop new products. In 2005, we purchased a humic fertilizer patent from the China Institute of Agriculture, and have developed a series of products based on the patent that adapt to different environmental and soil conditions in different areas of northeastern China. In 2007, we participated in the China Spark Program, a plan for developing new agricultural techniques and products lead by the Ministry of Science and Technology of PRC, and invented cold proof additives for seeds. The product was launched in 2010.

During the past 7 years, we have diligently monitored product quality and successfully elevated our brand reputation and attained a solid customer base. We were granted “the Most Respected Enterprise Award” in 2007 by the China Academy of Humic Acid Industry. In 2008, we were certified under ISO 9001 and 14001.

On December 10, 2009, the Company was recognized as a “High-tech Enterprise” by the state government, which entitled us to a favorable enterprise income tax treatment for the three years ended in 2011.

On December 2, 2010, we were awarded "the Best Enterprise Award" at the Third National Humic Acid Industry Award Assembly for the "Black Gold Cup" Selection in Beijing.

On October 25, 2010, we were granted one of the “Top Enterprise of the Seed Industry” awards by the Ministry of Agriculture of the People’s Republic of China, and noted to be one of the Top 5 humic fertilizer providers by the China Humic Acid Industry Association.

Factors Affecting our Results of Operations

Shrinking Arable Land and Growing Population

China is facing great stress upon its food supply. Arable land in China is shrinking as a result of construction of buildings and basic facilities, desertification, soil pollution, and urbanization. Nevertheless, the Chinese population is expected to keep rising until 2033, reaching 1.5 billion people. As a result, China has to lean on extensive use of fertilizer and high yield hybrid grain seeds to maintain sufficient food supply.

Great Potential in the Seeds Market

Farmers in China use a great portion of seeds from the output of the previous year for the need in the next year. According to National Bureau of Statistics of China, in 2008, only 38.5% of seeds used were supplied by seeds companies, compared to world average of 70% and over 90% in developed countries, which creates a potential market of $4 billion.

Low Industry Concentration and Abundant Acquisition Opportunities

At present, seed products are supplied by over 9,000 seeds providers, a great majority of which are low scale and do not control up to date seed patents. Seeds market concentration is far below the usual level of concentration for industrial markets in developed countries. Historically, the government of China has raised entry barriers for seeds companies by means of certain registered capital threshold, which has created great merger and acquisition opportunities. We believe this trend will continue in the future.

Adverse Attitude toward Genetically Modified Seeds

Though years have passed since genetic modification techniques were adopted in seed production, safety of genetically modified grain is still unproved. It is estimated that the cultivation of genetically modified plants could impact the gene stability of surrounding natural plants, and the health of creatures that eat them. At present, both the EU and the United States have not approved genetically modified crops edible for humans. Although two varieties of genetically modified corn seed was granted Safety Certificates from Committee of Food Safety of the Ministry of Agriculture of the PRC, they still await for further approvals for commercial selling, as clarified by the state authority. It may still take years for genetically modified grain to be accepted by customers.

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

Seasonality

Our business is affected by the seasonal factors. Field crops are planted in early May in Heilongjiang, Jilin and the northeastern part of Inner Mongolia, and are harvested during October. To adapt to the agriculture circle, we sell our seed product from December through April, and most of our fertilizers and herbicides germicides and pesticides from April to June. During the past years, we launched our advertisement and marketing events in the fourth quarters to attract new customers.

Our seed breeding plans and fertilizer production plans are made during the second quarter of each year. We incur short term loans as a supplemental source of cash for purchasing raw seeds harvested. We repay the loans during the third quarter of each year when we maintain a larger balance of cash. We believe the cash generated from sales of our product and our short term loans would be sufficient to sustain our business.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended March 31,
	2011	2010
	($ in thousands)
Sales	$22,857	$15,307
Cost of goods sold	14,426	8,991
Gross profit	8,431	6,317
Operating and administrative expenses:
Sales and marketing	1,006	440
General and administrative	492	285
Income from operations	6,933	5,591
Other income (expenses), total	(5)	10
Income before income tax	6,928	5,601
Income tax expenses	1,093	840
Net income	$5,835	$4,761

For the three months ended March 31, 2011 compared to March 31, 2010

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $7.55 million, or 49.35%, from approximately $15.30 million for the three months ended March 31, 2010 to approximately $22.85 million for the same period in 2011.  This increase was primarily attributable to our intensified marketing activities, the ongoing expansion of our market areas and distribution network throughout northeastern China, and increased demand for our seed products and strong market acceptance of our products. In addition, our inventories decreased by approximately $5.65 million, or approximately 64.57%, from approximately $8.75 million as of December 31, 2010 to approximately $3.10 million as of March 31, 2011. This decrease was primarily attributable to seasonality factors as discussed above.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2011 and 2010, respectively:

	For the 3 months ended March 31, 2011			For the 3 months ended March 31, 2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	7,520	$9,100	39.8%	6,116	$7,655	50.0%
Soybean Seeds	5,205	6,738	29.5%	3,783	3,563	23.3%
Rice Seeds	7,139	6,501	28.4%	4,713	3,554	23.2%
Vegetable Seeds	3	12	0.1%	-	-	-
Fertilizers	197	231	1.0%	636	309	2.0%
Plant Regulators	181	275	1.2%	439	226	1.5%
	20,245	$22,857	100.0%	15,687	$15,307	100.0%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grians and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the three months ended March 31, 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2011	2010
Corn Seeds	$1.21	$1.25	(3)%
Soybean Seeds	$1.29	$0.94	37%
Rice Seeds	$0.91	$0.75	21%
Vegetable Seeds	$4.00	$-	-
Fertilizers	$1.17	$0.49	139%
Plant Regulators	$1.52	$0.51	198%

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $5.44 million, or 60.51%, from approximately $8.99 million for the three months ended March 31, 2010 to approximately $14.43 million for the three months ended March 31, 2011.  This increase was primarily attributable to the increase in sales volume, and increased price in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by approximately $0.77 million, or 105.48%, from approximately $0.73 million for the three months ended March 31, 2010 to approximately $1.50 million for the three months ended March 31, 2011.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses increased approximately $0.57 million, or 129.55%, from approximately $0.44 million for the three months ended March 31, 2010 to approximately $1.01 million for the three months ended March 31, 2011.  This increase was primarily attributable to (i) an increase of approximately $0.24 million, or 169.74%, in shipping expense, which is primarily due to growth of sales volume and increase in transportation cost as price of gasoline increased; (ii) an increase of approximately $0.28 million, or 1062% in advertisement expense as we launched TV advertisement campaigns in Heilongjiang and Jilin provinces and increased in spending for advertisement in Jilin Province, to enhance our brand awareness and increase our market share. Sales and marketing expenses are likely to increase as we continue expanding our sales volume throughout China, and launching more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.21 million, or 75%, from approximately $0.28 million for the three months ended March 31, 2010 to approximately $0.49 million for the three months ended March 31, 2011. This increase was primarily attributable to an increase in amortization for prepaid leases of approximately $0.15 million from approximately $0.01 for the three months ended March 31, 2010 to approximately $0.15 for the three months ended March 31, 2011. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $1.33 million, or 23.75%, from approximately $5.60 million for the three months ended March 31, 2010 to approximately $6.93 million for the three months ended March 31, 2011.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, and other income and expense accounts. Other expenses increased approximately by $0.01 million, which is attributable to the increase in interest expenses.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense increased by approximately $0.25 million, or 29.76%, from approximately $0.84 million for the three months ended March 31, 2010 to approximately $1.09 million for the three months ended March 31, 2011. The increase was primarily attributable to increase in our income before income tax.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, and our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars (“USD”) are reported as a cumulative currency translation adjustment. The period-to-period variations in foreign currency translation adjustments were primarily due to changes in exchange rate between the Renminbi and the U.S. dollar.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the three months ended March 31,
	2011	2010
	Unaudited	Unaudited
	($ in thousands)
Net cash provided by operating activities	$7,392	$9,655
Net cash used in investing activities	$(242)	$(41)
Net cash provided by financing activities	$-	$-

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by approximately $2.26 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which is due to i) an increase of approximately $1.07 million in net income attributable to the factors discussed above; ii) a decrease of approximately $4.39 million in changes in trade receivables due to our sales peak in March, 2011; iii) an increase of approximately $0.27 million in changes in advances from customers as we received more delivery of raw seeds since our production capacity and distribution is improved and more storage capacity was allocated for the raw seeds; and iv) a decrease of approximately $1.16 million in changes in advances to suppliers.

We had retained earnings of approximately $15.80 million and $10.56 million as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, we had cash of approximately $2.45 million, total current assets of approximately $25.53 million, and a working capital surplus of approximately $17.05 million. We have financed our activities to date principally from cash derived from our operations in the previous year and with short term loans borrowed from a local bank. We maintain a large balance of non-cash current assets because our collection process of trade receivables. We expect to collect most of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $0.20 million, from approximately $0.04 million for the three months ended March 31, 2010 to approximately $0.24 million for the three months ended March 31, 2011.  This increase was primarily attributable to investment in plants. Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities, and purchase of a new product patent.

Net Cash Provided by Financing Activities

Net cash provided by financing activities were nil for the three months ended March 31, 2011 and 2010.

On June 17, 2010, we entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000.

On November 19, 2010, we have entered into a loan agreement with Heilongjiang Branch of Agriculture Development Bank of China for loan of approximately $3.69 million with an annualized interest rate of 5.56%. The Loan is due on August 17, 2011.

Tax Favor

On December 10, 2009, we were nominated as a High-tech Enterprise by the PRC Government. This honor entitled us to a favorable enterprise income tax rate of 15% for three years ending in 2011. We believe the favorable tax rate will enhance our profitability and cash flow, which will boost our expansion. The Company received a tax deduction on enterprise income tax payable for the income tax payables for 2009, which amounted to approximately $430,000, during the year ended December 31, 2010 related to the tax rate.

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

Critical Accounting Policies

The consolidated financial statements include the financial statements of us, our subsidiaries and VIE.  All transactions and balances among us and our subsidiaries and VIE have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for receivables – We must periodically review our trade receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually, and events could occur that would require us to increase our allowance in the future. No bad debt expense was identified and recognized for the three months ended March 31, 2011 and 2010. Below is our aging schedule as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
1-30 days	$11,443,059	$3,446,798
30-60 days	422,785	453
60-90 days	48,437	-
90-180days	129,749	-
180-360days	23,135	-
>360 days	-	-
Total	12,067,165	3,447,251
Allowances for doubtful account	(369,429)	(371,139)
Trade receivable, net	$11,697,736	$3,076,112

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three months ended March 31, 2011 and 2010.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three months ended March 31, 2011 and 2010.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory. Our inventory balances varied greatly from quarter to quarter due to seasonality of our business, since seeds are purchased during November to February and was sold from December to April. Seeds can be kept for more than two years before they expire or become less effective in germination.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which is generally upon shipment. All sales are FOB shipping point..  We render neither sales returns nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

Recently Adopted Accounting Pronouncement

In December 2010, ASC Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASC Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have a material effect on our financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is The adoption of this update did not have a significant impact on the Company’s financial statements

In April 2010, the FASB issued Accounting Standards Update, 2010-17, Revenue Recognition—Milestone Method (Topic 605): “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this update did not have a significant impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standards Update, 2010-13, Compensation—Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force.”  This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this update did not have a significant impact on the Company’s financial statements

In January 2010, the FASB issued Accounting Standards Update, 2010-06, Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements.”  This update provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this update did not have a significant impact on the Company’s financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2011 and December 31, 2010, the Company has $2,276,286 and $1,682,673, respectively, in these non-distributable reserve funds.

Off Balance Sheet Arrangements

As of March 31, 2011 and 2010, we have no off balance sheet arrangements.

Outstanding Indebtedness

As of March 31, 2011, we had no outstanding indebtedness.

Contractual Obligations

We did not enter into any material contractual obligations during the three months ended March 31, 2011. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

In connection with the preparation of this Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, such as a lack of segregation of duties, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011. We are in the process of evaluating and remedying the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls. Our Board of directors and management is working on our internal control deficiencies and material weaknesses by recuriting staff and finance department personnel with expertise on accounting and internal controls, and are working on improving our corporate governance.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.   See the “Risk Factors” of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011 (“Form 10-K”), which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 501 of the Form 8-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

For a list of exhibits filed with this report, refer to the Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2011

FUER INTERNATIONAL, INC.

By:	/s/ Zhang Li
Zhang Li
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Certificate of Incorporation*

3.2	Seventh Amended and Restated Bylaws *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 22, 2009, and incorporated herein by this reference.