Form 10-Q
period 2011-06-30
Fuer International Inc.
filed 2011-08-19
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-53436

FUER INTERNATIONAL INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐ .

As of August 12, 2011, there were 12,958,031 shares of common stock, par value $0.001 per share, outstanding

EXPLANATORY NOTE

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Fuer International,” “we,” “us,” “our,” “Company” and similar references are to Fuer International Inc.  and its consolidated subsidiaries and variable interest entities.

In connection with this Quarterly Report on Form 10-Q, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2010 to properly record accrued shipping expenses and certain tax items.

We concluded that United States generally accepted accounting principles, or US GAAP, required us to reclassify our accrued shipping expenses.  This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, includes the corrections to our previously issued unaudited consolidated financial statements for the quarter ended June 30, 2010.

Generally, for the quarterly period ended June 30, 2010, this financial statement restatement has resulted in:

•	An increase in our selling and marketing expenses and a corresponding decrease in our income from operations;

•	A decrease in our non-operating income; and

•	A decrease in our net income of $162,656 for the three months ended June 30, 2010, and $433,727 for the six months ended June 30, 2010.

For a more detailed description of this financial statement restatement, see Note 2, “Adjustments to Previously Issued Financial Statements” to our unaudited consolidated financial statements and the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Throughout this Quarterly Report on Form 10-Q, all amounts presented from prior periods and prior period comparisons that have been revised are labeled “Restated” and reflect the balances and amounts on a restated basis.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,790,386	$2,454,583
Trade receivables, net	3,559,883	3,076,112
Other receivables	258,894	33,093
Inventories	1,050,862	8,751,884
Advances to suppliers	364,169	1,408,477
Biological assets	268,056	-
Current portion of prepaid leases	641,695	559,498
Total Current Assets	23,933,945	16,283,647

Property, plant and equipment, net	3,446,375	3,051,231
Construction in progress	-	24,318
Intangibles, net	653,464	370,088
Long term portion of prepaid leases	6,239,938	6,246,757
Total Assets	$34,273,722	$25,976,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term debt	$2,985,998	$3,686,846
Accounts payable and accrued expenses	1,366,378	58,756
Other payables	97,341	354,988
Income tax payable	1,357,163	835,463
Total Liabilities	5,806,880	4,936,053

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	12,958	12,958
Additional paid in capital	7,046,494	7,046,495
Statutory reserves	1,682,673	1,682,673
Retained earnings	17,493,930	10,557,736
Accumulated other comprehensive income	2,230,787	1,740,126
Total Shareholders' Equity	28,466,842	21,039,988
Total Liabilities and Shareholders' Equity	$34,273,722	$25,976,041

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Sales	$5,855,873	$3,633,913	$28,712,721	$18,943,542
Cost of goods sold	3,705,949	2,081,809	18,132,165	11,073,852
Gross profit	2,149,924	1,552,104	10,580,556	7,869,690

Operating and administrative expenses:
Selling and marketing	386,018	360,665	1,391,838	801,595
General and administrative	479,176	436,580	970,844	721,618
Total operating expenses	865,194	797,245	2,362,682	1,523,213
Income from operations	1,284,730	754,859	8,217,874	6,346,477

Other income (expenses):
Interest income	11,511	6,038	14,401	7,803
Interest expense	(58,785)	(28,406)	(126,597)	(56,445)
Other income (expenses)	-	(23,914)	-	(23,910)
Non operating income (expenses)	358	39,219	60,661	75,788
Other income (expenses), total	(46,916)	(7,063)	(51,535)	3,236

Income before income tax	1,237,814	747,796	8,166,339	6,349,713
Income tax expenses (benefit)	136,787	(313,043)	1,230,145	527,323
Net income	1,101,027	1,060,839	6,936,194	5,822,390

Other comprehensive income:
Foreign currency translation adjustments	750,887	76,000	620,774	75,303
Comprehensive income	$1,851,914	$1,136,839	$7,556,968	$5,897,693

Earnings per share:
Basic	$0.08	$0.09	$0.54	$0.48
Diluted	$0.08	$0.08	$0.51	$0.46

Weighted average number of shares issued and outstanding:
Basic	12,958,031	12,095,881	12,958,031	12,017,940
Diluted	13,473,947	12,611,797	13,473,947	12,533,856

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
		(Restated)
Cash flow from operating activities:
Net income	$6,936,194	$5,822,390
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	123,767	102,779
Amortization of intangible assets and prepaid leases	355,531	18,715
Changes in current assets and liabilities
Trade receivables	(418,282)	(1,444,586)
Other receivables	(222,565)	274,208
Inventories	7,784,182	6,880,200
Advances to suppliers	1,059,909	2,340,067
Prepaid leases	(241,399)	(439,047)
Biological assets	(265,010)	(48,707)
Accounts payable and accrued expenses	1,291,615	686,557
Advances from customers	-	(269,304)
Other payables	(261,374)	83,105
Income tax payables	499,478	283,508
Net cash provided by operating activities	16,642,046	14,289,885

Cash flow from investing activities:
Purchase of property, plant and equipment	(430,400)	(44,540)
Purchase of intangible assets	(328,857)	(124,365)
Net cash used in investing activities	(759,257)	(168,905)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	2,500,000
Repayment of short term loan	(764,783)	(951,024)
Net cash (used in) provided by financing activities	(764,783)	1,548,976

Effect of exchange rate on cash	217,797	59,836
Net increase in cash and cash equivalents	15,335,803	15,729,792
Cash and cash equivalents - beginning of period	2,454,583	155,425
Cash and cash equivalents - end of period	$17,790,386	$15,885,217

Supplemental disclosure of cash flow information
Interest paid	$104,476	$56,257
Income taxes paid	$730,514	$243,815

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATION

The consolidated financial statements include the financial statements of Fuer International Inc. (referred to herein as “Fuer International”), its subsidiaries, and variable interest entities (“VIE”) where Fuer International is deemed the primary beneficiary. Fuer International, its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company.” The Company produces and distributes corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives.

Fuer International was incorporated in Nevada on February 8, 1984. On July 28, 2010, the Company changed its name from “Forex365, Inc.” to “Fuer International Inc.” On June 16, 2010, Fuer International entered into a Share Exchange Agreement (the “Exchange Agreement”) with China Golden Holdings, Ltd., a company organized under the laws of the British Virgin Islands (“China Golden”), and the shareholders of China Golden, who together owned shares constituting 100% of the issued and outstanding common shares of China Golden. Pursuant to the terms of the Exchange Agreement, the China Golden shareholders transferred to the Company all of the China Golden shares in exchange for the issuance of 11,550,392 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, China Golden became the Company’s wholly-owned subsidiary and the China Golden shareholders acquired approximately 96.47% of the Company’s issued and outstanding stock.

The Share Exchange constituted a reorganization of the entities for accounting purposes and was deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a consolidated China Golden and its subsidiaries, including their VIE, as if the Share Exchange had been in effect retroactively for all periods presented.

China Golden was incorporated in the British Virgin Islands on November 30, 2009 as a limited liability company. Its wholly owned subsidiary, Qiqihar Deli Enterprise Management Consultancy Co., Ltd. (“Deli”) was incorporated in Heilongjiang, People’s Republic of China (“PRC”) on February 10, 2010 as a limited liability company. Other than the equity interest in Deli, China Golden does not own any assets or conduct any operations.

Qiqihar Fuer Agronomy Inc. (“Qiqihar Fuer”) was incorporated in the Heilongjiang Province, in the PRC on March 18, 2003. Qiqihar Fuer is a provider of corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives that distributes products through its distributors to farmers located primarily in the PRC provinces of Heilongjiang, Jilin, Inner Mongolia and other provinces of PRC. Qiqihar Fuer breeds its proprietary seeds through farmers under contractual agreements. Qiqihar Fuer also distributes humic fertilizer, plant additives as well as pesticides, germicides and herbicides. Deli, through a series of contractual arrangements, has the ability to substantially influence the daily operations and financial affairs of Qiqihar Fuer, in addition to being able to appoint Qiqihar Fuer’s senior executives and approve all matters requiring shareholder approval. The structure of the contractual arrangements are such that Qiqihar Fuer is effectively a VIE of Deli. Accordingly, Fuer International, through its wholly-owned subsidiaries, consolidates Qiqihar Fuer’s results of operation, assets and liabilities in its financial statements. Hereafter, Fuer International, China Golden, Deli and Qiqihar Fuer are collectively referred to as “the Company” unless specific reference is made to an individual entity. Deli and Qiqihar Fuer are both controlled by the same majority shareholders.

As of June 30, 2011 the consolidated affiliates of Fuer International Inc. were as follows:

Name	Domicile and Date of Incorporation	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc.	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Fuer International Inc.	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua Deemed as a variable interest entity through contractual agreements with Deli	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. The Company entered into the contractual agreements described below on March 25, 2010 in an effort to address these foreign ownership restrictions.

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

The followings are brief descriptions of the contractual agreements entered between Deli and Qiqihar Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Qiqihar Fuer, Deli has the exclusive right to provide to Qiqihar Fuer general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of Qiqihar Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Qiqihar Fuer shall pay consulting service fees in Renminbi (“RMB”) to Deli equal to all of Qiqihar Fuer’s profits as defined in the Exclusive Option Agreement. The term of the agreement is 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Qiqihar Fuer.

2.
Equity Pledge Agreement. Under the equity pledge agreement between Qiqihar Fuer’s shareholders and Deli, Qiqihar Fuer’s shareholders pledged all of their equity interests in Qiqihar Fuer to Deli to guarantee Qiqihar Fuer’s performance of its obligations under the Exclusive Option Agreement. If Qiqihar Fuer or Qiqihar Fuer’s shareholders breach their respective contractual obligations, Deli, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Qiqihar Fuer’s Shareholders also agreed that upon the occurrence of any event of default, Deli shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Qiqihar Fuer’s shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Deli may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Qiqihar Fuer’s shareholders agreed not to dispose of the pledged equity interests or take any actions that would undermine Deli’s interest.

3.
Exclusive Option Agreement.  Under the exclusive option agreement between Qiqihar Fuer’s shareholders and Deli, Qiqihar Fuer’s shareholders irrevocably granted Deli or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Qiqihar Fuer for the cost of the initial contributions to the registered capital of Qiqihar Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

4.
Loan Agreement. Under the Loan Agreement, the shareholders of Qiqihar Fuer borrowed RMB 10,000,000 from Deli, for the purpose of increasing the paid-in capital of Qiqihar Fuer. In addition, shareholders of Qiqihar Fuer agreed to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; and (3) maintain the value of its assets. Also included in this agreement, unless consented by Deli, Qiqihar Fuer agreed not to: (1) purchase and dispose of any and assets; (2) enter into any material agreements with any third party within its operating activities; or (3) declare any dividends to its shareholders.

The accounts of Qiqihar Fuer are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation,” as of June 30, 2011 and December 31, 2010. As a VIE, Qiqihar Fuer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Qiqihar Fuer’s net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company.

NOTE 2 – ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s management, with concurrence from the Company’s Board of Directors, concluded that the financial statements contained in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2010 should be restated to properly record accrued shipping expenses and certain tax items.

The Company accounts for the correction of an error in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

Throughout this quarterly report on Form 10-Q, all amounts presented from prior periods and prior period comparisons that have been revised reflect the balances and amounts on a restated basis.

The specific line-item effect of the restatement on the Company’s previously issued unaudited consolidated financial statements as of and for the quarter ended June 30, 2010 are as follows:

Consolidated Balance Sheet as of June 30, 2010:

	Note	Previously reported	Correction of Errors	As Restated
ASSETS
Current Assets
Cash and cash equivalents		$15,885,217		$15,885,217
Restricted cash		220,904		220,904
Trade receivables, net		3,525,243		3,525,243
Other receivables, net		109,767		109,767
Inventories		847,373		847,373
Advances to suppliers		332,541		332,541
Biological assets		42,047		42,047
Current portion of prepaid leases		27,561		27,561
Total Current Assets		20,990,653	-	20,990,653

Property, plant and equipment, net		2,692,429		2,692,429
Intangibles, net		294,394		294,395
Prepaid leases		406,282		406,281
Total Assets		$24,383,758	-	$24,383,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short term debt		$1,248,421		$1,248,421
Accounts payable and accrued expenses	a	659,673	$536,972	1,196,645
Advances from customers		34,608		34,608
Other payables		84,633		84,633
Income tax payable	b	984,705	(101,580)	883,125
Total Liabilities		3,012,040	435,392	3,447,432

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of June 30, 2010		12,958		12,958
Additional paid in capital		7,045,195		7,045,195
Statutory reserves	c	1,751,456	(639,337)	1,112,119
Retained earnings	d	11,414,608	205,610	11,620,218
Accumulated other comprehensive income	e	1,147,501	(1,665)	1,145,836
Total Shareholders' Equity		21,371,718	(435,392)	20,936,326
Total Liabilities and Shareholders' Equity		$24,383,758	$-	$24,383,758

Notes:

(a)	Accounts payable and accrued expenses was increased by $536,972, representing a correction of accrued shipping expense.

(b)	Current income tax payable was decreased by $101,579, related to under accrued shipping expenses.

(c)	Statutory reserves were decreased by $639,337, representing of a reverse of appropriation of statutory reserve.

(d)	Retained earnings was increased by $205,610, reflecting the factors stated above.

(e)	Foreign currency translation adjustments were decreased by $1,665, representing effects of adjustments stated above.

Consolidated Statement of Operations for the Six Months Ended June 30, 2010:

	Note	Previously reported	Reclassification	Correction of Errors	As Restated

Sales		$18,943,542			$18,943,542
Cost of goods sold		11,073,852			11,073,852
Gross profit		7,869,690			7,869,690

Operating and administrative expenses:
Sales and marketing	a	266,677		$534,918	801,595
General and administrative		721,618			721,618
Total operating expenses		988,295		534,918	1,523,213

Income from operations		6,881,395			6,346,477

Other income (expenses):
Interest income		7,803			7,803
Interest expense		(56,445)			(56,445)
Other income, net		(23,910)			(23,910)
Non operating income (expenses)	b	500,922	$(425,134)		75,788
Other income (expenses), total		428,370	(425,134)	(534,918)	3,236

Income before income tax		7,309,765			6,349,713
Income tax expenses	b, c	1,053,648	(425,134)	(101,191)	527,323
Net income		6,256,117	-	(433,727)	5,822,390

Other comprehensive income:
Foreign currency translation adjustments	d	76,968	(388)	(1,277)	75,303
Comprehensive income		$6,333,085	$(388)	$(435,004)	$5,897,693

Earnings per share
Basic		$0.52	$-	$(0.04)	$0.48
Diluted		$0.50	$-	$(0.03)	$0.46

Weighted average number of shares issued and outstanding
Basic		12,017,940			12,017,940
Diluted		12,533,856			12,533,856

Notes:

(a)	Sales and marketing expenses was increased by $534,918, representing a correction of accrued shipping expense.

(b)	Non operating income was decreased by $425,134, representing reclassification of adjusted enterprise income tax favor for 2009.

(c)	Current income tax expense was decreased by $101,191, related to under accrued shipping expenses.

(d)	Foreign currency translation adjustments were decreased by $388 and $1,277, representing effects of adjustments stated above.

Consolidated Statement of Operations for the Three Months Ended June 30, 2010:

	Note	Previously reported	Reclassification	Correction of Errors	As Restated

Sales		$3,633,913			$3,633,913
Cost of goods sold		2,081,809			2,081,809
Gross profit		1,552,104			1,552,104

Operating and administrative expenses:
Sales and marketing	a	143,626		$217,039	360,665
General and administrative		436,580			436,580
Total operating expenses		580,206		217,039	797,245

Income from operations		971,898			754,859

Other income (expenses):
Interest income		6,038			6,038
Interest expense		(28,406)			(28,406)
Other income, net		(23,914)			(23,914)
Non operating income (expenses)	b	464,431	$(425,212)		39,219
Other income (expenses), total		418,149	(425,212)	(217,039)	(7,063)

Income before income tax		1,390,047			747,796
Income tax expenses	b, c	(166,552)	425,212	54,383	(313,043)
Net income		1,223,495	-	(162,656)	1,060,839

Other comprehensive income:
Foreign currency translation adjustments	d	75,005	199	796	76,000
Comprehensive income		$1,298,500	$199	$(161,860)	$1,136,839

Earnings per share
Basic		$0.10	$-	$(0.01)	$0.09
Diluted		$0.10	$-	$(0.01)	$0.08

Weighted average number of shares issued and outstanding
Basic		12,095,881			12,095,881
Diluted		12,611,797			12,611,797

Notes:

(a)	Sales and marketing expenses was increased by $217,039, representing a correction of accrued shipping expense.

(b)	Non operating income was decreased by $425,212, representing reclassification of adjusted enterprise income tax favor for 2009.

(c)	Current income tax expense was decreased by $54,383 related to under accrued shipping expenses.

(d)	Foreign currency translation adjustments was increased by $199 and $796, representing adjustment stated above.

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010:

	Note	Previously reported	Correction of Errors	As Restated
Cash flow from operating activities:
Net income	a	$6,256,117	$(433,727)	$5,822,390

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		102,779		102,779
Amortization	b	11,851	6,864	18,715
Non cash income	c	(425,134)	425,134	-
Changes in current assets and liabilities
Trade receivables		(1,444,586)		(1,444,586)
Other receivables		274,208		274,208
Inventories		6,880,200		6,880,200
Advances to suppliers		2,340,067		2,340,067
Biological assets		(48,707)		(48,707)
Increase in prepaid leases		(439,047)		(439,047)
Accounts payable and accrued expenses	d	151,639	534,918	686,557
Advances from customers		(269,304)		(269,304)
Other payables		83,105		83,105
Income tax payables	e	809,833	(526,325)	283,508
Net cash provided by operating activities		14,283,021	6,864	14,289,885

Cash flow from investing activities:
Purchase of property, plant and equipment		(44,540)		(44,540)
Purchase of intangible assets		(124,365)		(124,365)
Net cash used in investing activities		(168,905)	-	(168,905)

Cash flow from financing activities:
Proceeds from issuance of common stock		2,500,000		2,500,000
Repayment of short term loans		(951,024)		(951,024)
Net cash providede by financing activities		1,548,976	-	1,548,976

Foreign currency translation adjustment	f	66,700	(6,864)	59,836
Net increase in cash and cash equivalents		15,729,792		15,729,792
Cash and cash equivalents - beginning of period		155,425		155,425
Cash and cash equivalents - end of period		$15,885,217	$-	$15,885,217

Supplemental disclosure of cash flow information
Interest paid		$56,257		$56,257
Income taxes paid		$243,815		$243,815

Notes:

(a)	Net income was decreased by $433,727, representing a correction of accrued shipping expense and adjustment of overstated enterprise income tax.

(b)	Amortization was increased by $6,864, representing correction of amortization for prepaid leases.

(c)	Non cash income was increased by $425,134, representing reclassification adjustment for tax favor for 2009 as discussed above.

(d)	Change in accounts payable and accrued expenses was increased by $534,918, reflecting a correction of accrued shipping expense

(e)	Change in income tax payable was decreased by $526,325, reflecting reclassification of tax favor for 2009 and correction of over accrued enterprise income tax.

(f)	Foreign currency translation adjustment was decreased by $6,864, representing adjustment stated above.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts in the PRC, which are prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All significant intercompany accounts and transactions have been eliminated in consolidation. All necessary adjustments have been made to present the Company’s consolidated financial statements in accordance with U.S. GAAP.  The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

(b)	Unaudited Financial Statements

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011, or that which was achieved in the year ended December 31, 2010.

(c)	Principles of consolidation

Pursuant to US GAAP, Qiqihar Fuer is a VIE of Deli and the Company is the primary beneficiary of the VIE. Accordingly, Qiqihar Fuer has been consolidated in the Company’s financial statements.

Based on various VIE agreements, the Company is able to excise control over Qiqihar Fuer; and has the exclusive right to obtain the full financial interests of QiqiharFuer, such as obtaining periodic income through the Exclusive Business Cooperation Agreements and obtaining the net assets of Qiqihar Fuer through purchase of their equities at essentially a no cost basis. There is no non-controlling interest held by other parties in Qiqihar Fuer, Deli and China Golden.

(d)	Business Segment

The Company operates in one business segment, as a provider and distributor of field seeds, fertilizers, and herbicides. The Company’s revenue is generated from its sales directly to farmers, through company-owned retail establishments and through its branded retail stores. The Company’s revenue is derived exclusively from the sales of corn seeds, rice seeds, soybean seeds, fertilizers and herbicides. Substantially all of the Company’s sales and operations are conducted in the PRC with an emphasis in the northeast of China.

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

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in the foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount was published by People’s Bank of the People’s Republic of China.

	2011	2010
Balance sheet items, except for the registered and paid-in capital and retained earnings as of June 30, 2011 and December 31, 2010	US$1=RMB6.4635	US$1=RMB6.8086

Amounts included in the statements of operations, and statements of cash flows for the six months ended June 30, 2011 and 2010	US$1=RMB6.5378	US$1=RMB6.83474

For the three months ended June 30, 2011 and 2010, foreign currency translation adjustments of $750,887 and $76,000, respectively, have been reported as comprehensive income in the consolidated financial statements and for the six months ended June 30, 2011 and 2010, foreign currency translation adjustments of $620,774 and a gain of $75,303, respectively, have been reported as comprehensive income in the consolidated financial statements.

(g)	Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement and Disclosure” for fair value measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, other receivable, accounts payable, other payables, and income tax payables approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2011, the Company did not identify any assets or liabilities that were required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

(h)	Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC and balances are uninsured.

(i)	Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of the Company’s total sales for the three and six months ended June 30, 2011 and 2010.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and does not believe it is exposed to material risk with respect to its cash in bank accounts.

(j)	Trade receivables

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews its trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection. As of June 30, 2011 and December 31 2010, the Company had an allowance for doubtful accounts of $378,460 and $371,139, respectively.

(k)	Other receivables, net

Other receivables consist of travel and business advances to employees. The amounts advanced under such arrangements totaled $258,894 and $33,093 as of June 30, 2011 and December 31, 2010, respectively. Included in these advances were funds that permitted employees to launch promotional activities. The Company has not experienced any losses with other receivables during its operating history, and made no allowances for other receivables.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of its distributors and branded retail establishments. Inventories are accounted for under the weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of June 30, 2011 and December 31, 2010, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are designed to provide the Company preferential pricing and delivery. The amounts advanced under such arrangements totaled $364,169 and $1,408,477 as of June 30, 2011 and December 31, 2010, respectively.

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

The Company records lease payments at cost less accumulated amortization and amount that to be amortized within one year. The amount to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use right of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases. The rental payments are recorded as operating lease expenses using the straight line method during the contract period, varying from 5 to 12 years.

The operating lease expenses for the six months ended June 30, 2011 and 2010 amounted to $299,613 and $6,864, respectively, and for the three months ended June 30, 2011 and 2010 totaled $159,572 and $6,864, respectively.

(p)	Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended June 30, 2011.

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of its products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the three and six months ended June 30, 2011 and 2010 has been minimal. The Company has not accrued such potential customer credit as of June 30, 2011 and December 31, 2010 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(u)	Shipping expense

Shipping costs are classified into selling and marketing expenses. For the six months ended June 30, 2011 and 2010, shipping expense totaled $766,403 and $522,166, respectively. For the three months ended June 30, 2011 and 2010, shipping expense totaled $59,176 and $180,755, respectively.

(v)	Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended June 30, 2011 and 2010, the costs of these payments were charged to general and administrative expenses in the same period as the related salary costs and amounted to $152,271 and $58,446, respectively. For the six months ended June 30, 2011 and 2010, the costs of these payments were charged to general and administrative expenses in the same period as the related salary costs and amounted to $249,743 and $115,360, respectively.

(w)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the six months ended June 30, 2011 and 2010, advertising expense amounted to $378,807 and $110,134, respectively. For the three months ended June 30, 2011 and 2010, advertising expense amounted to $74,958 and $81,373, respectively.

(x)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income for the periods ended June 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments. As of June 30, 2011 and December 31, 2010 accumulated comprehensive income was $2,230,787 and $1,740,126, respectively.

(y)	Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the share-based payment topic of Accounting Standards Codification (“ASC”) Topic 718, which requires recognition in the financing statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

For share-based payments to consultants and other third-parties, compensation expenses are determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. For the three and six months ended June 30, 2011, and 2010, stock based compensation expenses were nil.

(z)	Biological assets

Biological assets are purchased seeds that management believes will produce plants, that in-turn will produce seed products which when sold to their customers, will allow the Company’s customers to grow faster and better quality crops. The costs to purchase these seeds, cultivate the seedlings and resulting plants, fertilizer and other products used to grow the seedlings and resulting plants, labor to cultivate the seedlings and resulting plants, and the amortized portion of prepaid rent allocated to the land used to cultivate these biological assets are capitalized as biological assets until they become commercially viable.

When these biological assets become plants that are bearing fruits and seeds, amortization of the costs of these biological assets commences. This amortization is capitalized into inventory as work in process - biological assets. If these biological assets ultimately result in the cultivation of plants that produce seeds, which are deemed appropriate for internal breeding purposes, the planting costs until fruiting for these biological assets are then re-allocated into biological assets.

If management determines that biological assets are not growing in accordance to desired results, at such time, management impairs the biological assets to the extent that desired results are not achieved. Amortized expenses pertaining to biological assets are included in inventory costs for those plants to be sold and ultimately become a component of cost of goods sold. As of June 30, 2011 and December 31, 2010, the biological assets were $268,056 and $0, respectively.

(aa)	Recently issued accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has not yet adopted this pronouncement and does not expect that its adoption will have a material impact on the Company’s financial statements.

In May 2011, FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In April 2011, FASB issued revised guidance on the “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. The Company has not early adopted the new guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued authoritative guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner than under current practice. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2010, FASB issued authoritative guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. This guidance is effective for interim and annual reporting periods after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 4 – TRADE RECEIVABLES, NET

At June 30, 2011 and December 31, 2010 trade receivables consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Trade receivables	$3,938,343	$3,447,251
Less: Allowance for doubtful accounts	(378,460)	(371,139)
	$3,559,883	$3,076,112

NOTE 5 – INVENTORIES

At June 30, 2011 and December 31, 2010,  inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$736,348	$4,278,660
Finished goods	314,514	4,473,224
	$1,050,862	$8,751,884

NOTE 6 – CONSTRUCTION IN PROGRESS

The construction in progress at June 30, 2011 and December 31, 2010 were nil and $24,318. No interest was capitalized in construction in progress during the three and six months ended June 30, 2011.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and December 31, 2010, the following are the details of the property, plant and equipment:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Property and Plant	$3,581,813	$3,108,124
Operation Equipment	752,980	711,845
Office Equipment	80,503	76,067
Vehicle	152,719	132,368
	4,568,015	4,028,404
Accumulated Depreciation	(1,121,640)	(977,173)
Total	$3,446,375	$3,051,231

Accumulated depreciation as of June 30, 2011 and December 31, 2010 were $1,121,640 and $977,173, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 were $123,767 and $102,779, respectively. Depreciation expense for the three months ended June 30, 2011 and 2010 were $63,538 and $51,142, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and exclusive use right of seed patent. Useful lives of intangible assets are determined with the valid period of seed patents or the exclusive use right. At June 30, 2011 and December 31, 2010, the balances of net intangible assets were $653,464 and $370,088, respectively. Amortization expense of intangible assets for the six months ended June 30, 2011 and 2010 were $55,918 and $11,851, respectively. Amortization expense of intangible assets for the three months ended June 30, 2011 and 2010 were $42,361 and $5,973, respectively.

Expected future amortizations for intangible assets are as follows:

For the remaining period of 2011	$80,349
2012	160,697
2013	159,924
2014	78,698
2015	50,591
Thereafter	123,205
$653,464

NOTE 9 – PREPAID LEASES

The Company’s prepaid leases are prepayments for leased land. As of June 30, 2011 and December 31, 2010, details about prepaid leases were:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Prepaid leases	$7,206,465	$6,827,609
Amortization of prepaid leases	(324,832)	(21,354)
	6,881,633	6,806,255
Less: Current portion of prepaid leases	(641,695)	(559,498)
Net prepaid leases	$6,239,938	$6,246,757

Amortization expense of prepaid leases for the six months ended June 30, 2011 and 2010 were $299,613 and $6,864, respectively. Amortization expense of prepaid leases for the three months ended June 30, 2011 and 2010 were $159,572 and $6,864, respectively.

NOTE 10 – SHORT-TERM LOAN

Short-term loans included in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
5.56% loan payable to Agriculture Development Bank of China, maturing on August 17, 2011, collateralized with buildings.	$2,985,998	$3,686,846

The interest expense for the six months ended June 30, 2011 and 2010 was $126,597 and $56,445, respectively.  For the three months ended June 30, 2011 and 2010, the interest expense was $58,785 and $28,406, respectively.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of account payables, salary payables, and welfare payables. At June 30, 2011 and December 31, 2010, accounts payable and accrued expenses were $1,366,378 and $58,756, respectively.

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

The following reconciles the components of the earnings per share computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2011:
Net income
Basic earnings per share income available to common shareholders	$6,936,194	12,958,031	$0.54
Effect of dilutive securities:
Warrants	-	515,916	$-
Diluted earnings per share income available to common shareholders	$6,936,194	13,473,947	$0.51

For the six months ended June 30, 2010 (as restated):
Net income
Basic earnings per share income available to common shareholders	$5,822,390	12,017,940	$0.48
Effect of dilutive securities:
Warrants	-	515,916	$-
Diluted earnings per share income available to common shareholders	$5,822,390	12,533,856	$0.46

For the three and six months ended June 30, 2011 and June 30, 2010 (as restated), all options and warrants were included the calculation of diluted earnings.

NOTE 13 – SHAREHOLDERS’ EQUITY

On June 9, 2010, Fuer International approved a 1-for-64 reverse stock split prior to the Share Exchange. The reverse split did not result in any modification of the rights of shareholders, and had no effect on the shareholders' equity in the Company except for a transfer from stated capital to additional paid-in capital. The Company effected the reverse stock split in connection with the consummation of the transactions contemplated by that certain Share Exchange Agreement pursuant to which the Company acquired all of the issued and outstanding shares of stock of China Golden Holdings, Ltd.

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year term and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the closing date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to cause the Registration Statement to become effective within 150 days of the Closing Date of the Offering. The Investor issued a written waiver of the registration right on November 15, 2010. As of June 30, 2011 and December 31, 2010, the warrants did not have intrinsic value.

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

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Balance of warrants issued and outstanding as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited/	-	-
Warrants exercisable at June 30, 2011	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$2.58	873,315	1.96	$2.58	873,315	$2.58

In connection with the warrants issued in connection with the Purchase Agreement, the warrants have a price adjustment feature if the Company should issue additional shares of common stock at a lower price than the exercise price in effect when such warrants were issued, at any time prior to the eighteen-month anniversary of the Purchase Agreement. If additional shares should be issued at a lower price, the Company might have account for these warrants in accordance with the Derivative and Hedging Topic of ASC 815. If the warrants are determined not to have a scope exception under ASC Section 815-10-15, and the warrants are determined not to be indexed to the Company’s common stock, these warrants may be reclassified from equity to a derivative liability for their future fair market value at the time the Company should issue common shares below the original per share exercise price of $2.58 for such warrants. The valuation of warrants, if they are deemed to be a derivative liability, would be valued at market. Under ASC 815, the warrants would be carried at fair value and adjusted during each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The Company has elected not to make discretionary surplus reserves since its establishment. For the six months ended June 30, 2011 and 2010, (as restated) appropriations to statutory reserves were both nil. The table below summarizes the statutory reserves:

	For the Six Months Ended
	June 30,
	2011	2010 (as restated)
Registered capital	$6,608,427	$6,608,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	3,304,213	3,304,213
Statutory reserve	(1,682,673)	(1,112,119)
Unfunded statutory reserve	$1,621,540	$2,192,094

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Substantially all of the Company’s assets and operations are located in the PRC.  The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company evaluated events occurring until the date the financial statements were issued and did not note any commitments or contingencies.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management, with concurrance from our Board of Directors, concluded that the financial statements included in our quarterly report on Form 10-Q for the quarter ended June 30, 2010, should be restated due to a cutoff error regarding timing of the accrual of shipping expenses in such period. As a result of these cut-off errors, operating expenses, income from operations, other income and expense, income before income tax and net income for the quarter ended June 30, 2010 were misstated.  As a result of these changes, our operating expenses increased and enterprise income tax decreased for the quarter ended June 30, 2010 from what previously was reported.  Our net income for the quarter ended June 30, 2010 also decreased as a result of these changes. As a result of this conclusion, certain amounts in the consolidated financial statements for the quarter ended June 30, 2010 were corrected from the amounts previously reported.

Throughout this Quarterly Report on Form 10-Q, all amounts presented from prior periods and prior period comparisons that have been revised reflect the balances and amounts on a restated basis.

FORWARD-LOOKING STATEMENTS

Statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “targets,” “would,” and similar expressions.  Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed under the heading “Risk Factors” in Part II, Other Information below and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

As discussed in the explanatory note to this Form 10-Q, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2010 to properly record accrued shipping expenses and certain tax items.

We have concluded that United States generally accepted accounting principles, or US GAAP, required us to reclassify our accrued shipping expenses.  This quarterly report on Form 10-Q for the quarter ended June 30, 2011, includes the corrections to our previously issued unaudited consolidated financial statements for the quarter ended June 30, 2010.  Generally, for the quarter ended June 30, 2010, this financial statement restatement has resulted in:

•	An increase in our selling and marketing expenses and a corresponding decrease in our income from operations;

•	A decrease in our non-operating income; and

•	A decrease in our net income of $162,656 for the three months ended June 30, 2010, and $433,727 for the six months ended June 30, 2010.

Throughout this quarterly report on Form 10-Q, all amounts presented from prior periods and prior period comparisons that have been revised reflect the balances and amounts on a restated basis.

The specific line-item effect of the restatement on our previously issued unaudited consolidated financial statements as of and for the three months ended June 30, 2010, as originally filed with the SEC on Form 10-Q on August 16, 2010, are as follows:

Consolidated Balance Sheet as of June 30, 2010:

	Note	Previously reported	Correction of Errors	As Restated
ASSETS
Current Assets
Cash and cash equivalents		$15,885,217		$15,885,217
Restricted cash		220,904		220,904
Trade receivables, net		3,525,243		3,525,243
Other receivables, net		109,767		109,767
Inventories		847,373		847,373
Advances to suppliers		332,541		332,541
Biological assets		42,047		42,047
Current portion of prepaid leases		27,561		27,561
Total Current Assets		20,990,653	-	20,990,653

Property, plant and equipment, net		2,692,429		2,692,429
Intangibles, net		294,395		294,395
Prepaid leases		406,281		406,281
Total Assets		$24,383,758	-	$24,383,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Short term debt		$1,248,421		$1,248,421
Accounts payable and accrued expenses	a	659,673	$536,972	1,196,645
Advances from customers		34,608		34,608
Other payables		84,633		84,633
Income tax payable	b	984,705	(101,580)	883,125
Total Liabilities		3,012,040	435,392	3,447,432

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of June 30, 2010		12,958		12,958
Additional paid in capital		7,045,195		7,045,195
Statutory reserves	c	1,751,456	(639,337)	1,112,119
Retained earnings	d	11,414,608	205,610	11,620,218
Accumulated other comprehensive income	e	1,147,501	(1,665)	1,145,836
Total Shareholders' Equity		21,371,718	(435,392)	20,936,326
Total Liabilities and Shareholders' Equity		$24,383,758	$-	$24,383,758

Notes:

(a)	Accounts payable and accrued expenses was increased by $536,972, representing a correction of accrued shipping expense.

(b)	Current income tax payable was decreased by $101,579, related to under accrued shipping expenses.

(c)	Statutory reserves were decreased by $639,337, representing of a reverse of appropriation of statutory reserve.

(d)	Retained earnings was increased by $205,610, reflecting the factors stated above.

(e)	Foreign currency translation adjustments were decreased by $1,665, representing effects of adjustments stated above.

Consolidated Statement of Operations for the Six Months Ended June 30, 2010:

	Note	Previously reported	Reclassification	Correction of Errors	As Restated

Sales		$18,943,542			$18,943,542
Cost of goods sold		11,073,852			11,073,852
Gross profit		7,869,690			7,869,690

Operating and administrative expenses:
Sales and marketing	a	266,677		$534,918	801,595
General and administrative		721,618			721,618
Total operating expenses		988,295		534,918	1,523,213

Income from operations		6,881,395			6,346,477

Other income (expenses):
Interest income		7,803			7,803
Interest expense		(56,445)			(56,445)
Other income, net		(23,910)			(23,910)
Non operating income (expenses)	b	500,922	$(425,134)		75,788
Other income (expenses), total		428,370	(425,134)	(534,918)	3,236

Income before income tax		7,309,765			6,349,713
Income tax expenses	b, c	1,053,648	(425,134)	(101,191)	527,323
Net income		6,256,117	-	(433,727)	5,822,390

Other comprehensive income:
Foreign currency translation adjustments	d	76,968	(388)	(1,277)	75,303
Comprehensive income		$6,333,085	$(388)	$(435,004)	$5,897,693

Earnings per share
Basic		$0.52	$-	$(0.04)	$0.48
Diluted		$0.50	$-	$(0.03)	$0.46

Weighted average number of shares issued and outstanding
Basic		12,017,940			12,017,940
Diluted		12,533,856			12,533,856

Notes:

(a)	Sales and marketing expenses was increased by $534,918, representing a correction of accrued shipping expense.

(b)	Non operating income was decreased by $425,134, representing reclassification of adjusted enterprise income tax favor for 2009.

(c)	Current income tax expense was decreased by $101,191, related to under accrued shipping expenses.

(d)	Foreign currency translation adjustments were decreased by $388 and $1,277, representing effects of adjustments stated above.

Consolidated Statement of Operations for the Three Months Ended June 30, 2010:

	Note	Previously reported	Reclassification	Correction of Errors	As Restated

Sales		$3,633,913			$3,633,913
Cost of goods sold		2,081,809			2,081,809
Gross profit		1,552,104			1,552,104

Operating and administrative expenses:
Sales and marketing	a	143,626		$217,039	360,665
General and administrative		436,580			436,580
Total operating expenses		580,206		217,039	797,245

Income from operations		971,898			754,859

Other income (expenses):
Interest income		6,038			6,038
Interest expense		(28,406)			(28,406)
Other income, net		(23,914)			(23,914)
Non operating income (expenses)	a, b	464,431	$(425,212)		39,219
Other income (expenses), total		418,149	(425,212)	(217,039)	(7,063)

Income before income tax		1,390,047			747,796
Income tax expenses	c	(166,552)	425,212	54,383	(313,043)
Net income		1,223,495	-	(162,656)	1,060,839

Other comprehensive income:
Foreign currency translation adjustments	d	75,005	199	796	76,000
Comprehensive income		$1,298,500	$199	$(161,860)	$1,136,839

Earnings per share
Basic		$0.10	$-	$(0.01)	$0.09
Diluted		$0.10	$-	$(0.01)	$0.08

Weighted average number of shares issued and outstanding
Basic		12,095,881			12,095,881
Diluted		12,611,797			12,611,797

Notes:

(a)	Sales and marketing expenses was increased by $217,039, representing a correction of accrued shipping expense.

(b)	Non operating income was decreased by $425,212, representing reclassification of adjusted enterprise income tax favor for 2009.

(c)	Current income tax expense was decreased by $54,383 related to under accrued shipping expenses.

(d)	Foreign currency translation adjustments was increased by $199 and $796, representing adjustment stated above.

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010:

	Note	Previously reported	Correction of Errors	As Restated
Cash flow from operating activities:
Net income	a	$6,256,117	$(433,727)	$5,822,390

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		102,779		102,779
Amortization	b	11,851	6,864	18,715
Non cash income	c	(425,134)	425,134	-
Changes in current assets and liabilities
Trade receivables		(1,444,586)		(1,444,586)
Other receivables		274,208		274,208
Inventories		6,880,200		6,880,200
Advances to suppliers		2,340,067		2,340,067
Biological assets		(48,707)		(48,707)
Increase in prepaid leases		(439,047)		(439,047)
Accounts payable and accrued expenses	d	151,639	534,918	686,557
Advances from customers		(269,304)		(269,304)
Other payables		83,105		83,105
Income tax payables	e	809,833	(526,325)	283,508
Net cash provided by operating activities		14,283,021	6,864	14,289,885

Cash flow from investing activities:
Purchase of property, plant and equipment		(44,540)		(44,540)
Purchase of intangible assets		(124,365)		(124,365)
Net cash used in investing activities		(168,905)	-	(168,905)

Cash flow from financing activities:
Proceeds from issuance of common stock		2,500,000		2,500,000
Repayment of short term loans		(951,024)		(951,024)
Net cash providede by financing activities		1,548,976	-	1,548,976

Foreign currency translation adjustment	f	66,700	(6,864)	59,836
Net increase in cash and cash equivalents		15,729,792		15,729,792
Cash and cash equivalents - beginning of period		155,425		155,425
Cash and cash equivalents - end of period		$15,885,217	$-	$15,885,217

Supplemental disclosure of cash flow information
Interest paid		$56,257		$56,257
Income taxes paid		$243,815		$243,815

Notes:

(a)	Net income was decreased by $433,727, representing a correction of accrued shipping expense and adjustment of overstated enterprise income tax.

(b)	Amortization was increased by $6,864, representing correction of amortization for prepaid leases.

(c)	Non cash income was increased by $425,134, representing reclassification adjustment for tax favor for 2009 as discussed above.

(d)	Change in accounts payable and accrued expenses was increased by $534,918, reflecting a correction of accrued shipping expense

(e)	Change in income tax payable was decreased by $526,345, reflecting reclassification of tax favor for 2009 and correction of over accrued enterprise income tax.

(f)	Foreign currency translation adjustment was decreased by $177 and $796, representing adjustment stated above.

Overview

We are a leading Chinese agricultural material company providing quality hybrid corn seeds, soybean seeds, rice seeds and fertilizer product to farmers in northeastern China, which is the most important agriculture region in the country. Through our vast network of over 1,000 distributors, we distribute our products to farmers located in Heilongjiang, Jilin, and northeastern Inner Mongolia and to the rest of China. Our seed products are bred with our exclusively contracted breeders in Heilongjiang, Jilin, and northeastern Inner Mongolia.  Following our purchase in 2005 of a humic fertilizer patent from China Institute of Agriculture, and we have developed a series of products that adapt to different environment and soil conditions.  In 2007, we invented cold proof additives for seeds, which we launched as a product in 2010.  With our focus on product quality, we believe we have successfully elevated our brand reputation and attained a solid customer base.  We have been certified under International Organization for Standardization, or ISO, 9001 for quality management systems and ISO 14001 for environmental management.

Factors Affecting our Results of Operations

Our results of operations are primarily affected by the following factors:

•
Pressures on China’s food supply.  China’s food supply is impacted by decreased amounts of arable land in China as a result of urbanization, desertification, soil pollution, and other factors.  China’s population is expected to keep rising, reaching approximately 1.5 billion people by 2033.  With urban residents in China consuming more meat products than rural residents per capita, increased urbanization has driven meat production and, accordingly, feedstock such as corn.  We expect these factors to drive the use of fertilizer and high-yield hybrid grain seeds in order to maintain China’s food supply.

•
Acceptance of genetically modified seeds.  Although genetic modification techniques have been used in seed production for several years, some believe genetically modified plants may impact gene stability of surrounding natural plants and the health of creatures that eat them.  Currently, both the EU and the United States have not approved genetically modified crops for humans consumption.  Although two varieties of genetically modified corn seed have received limited approvals from PRC government authorities, commercial sales are not permitted.  Even if such sales are permitted, it may take several years for genetically modified grain to be accepted by customers.  For instance, many farmers in China use seeds from the output of their previous year rather than acquire modern seeds.

•
Chain store program distribution network.  We have launched a chain store program in order to control our distribution channel and enhance brand awareness.  As of December 31, 2010 we had over 43 branded retail stores, but as of March 31, 2011 we expanded to over 234 branded retail stores.  We believe branded stores enable us to provide better sales services and launch more accurate marketing campaigns.  We expect these efforts to result in increased expenses associated with expansion, particularly sales and marketing expenses necessary to build market share and awareness of our high quality products.

•
Ability to generate high-quality seeds.  We believe that our success depends on our ability to develop state of the art seeds that produce high yields of quality crops.  For example, during 2010 and the first month of 2011, our new corn varieties, Fudan Nos. V, VI, and VII, were approved and registered in Heilongjiang and Inner Mongolia.  In field tests, our new corn varieties had higher yields than comparable products, which we believe presents an attractive value proposition for farmers.  We also believe that producing such seeds requires investment in research and development.  For example, in March 2010 we entered into two five-year agreements to lease 9.33 acres of farm land, where we have established a research field for hybrid field crops, vegetables and fruits.  In addition, in April 2010 we entered into agreements to lease 100 hectares of farm land for 20 years, and in December 2010 we entered into two agreements to lease 1,000 hectares of farm land for 12 years.  We plan to use this farm land to increase our cultivation experience with high-end seeds developed by advanced research approaches, such as genetic modification and the molecular marker aided selection method.

•
Seasonality. Our business is affected by seasonal factors.  Field crops are planted in early May in Heilongjiang, Jilin and the northeastern part of Inner Mongolia, and are harvested during October.  Our sales cycles tend to correlate to the agriculture cycle, as we tend to sell more seed products from December to April, and more fertilizers, herbicides, germicides and pesticides from April to June.  In recent years, we significantly increased seasonal advertisement and marketing events in the fourth quarters to attract customers.  In addition, we plan our seed breeding and fertilizer production during the second quarter, which requires capital expenditures that may drive short-term borrowing activities in order to acquire raw seeds.

•
Acquisition costs.  We believe that the significant fragmentation in China among seed companies and providers of fertilizers, pesticides, germicides and herbicides creates opportunities for us to expand our sales and product lines by acquiring quality companies in target regions.  Our acquisition plans would result in corresponding increases in expenses in order to attract and retain qualified talent, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Sales	$5,856	$3,634	$28,713	$18,944
Cost of goods sold	3,706	2,082	18,132	11,074
Gross profit	2,150	1,552	10,581	7,870
Operating and administrative expenses:
Sales and marketing	386	361	1,392	802
General and administrative	479	436	971	722
Income from operations	1,285	755	8,218	6,346
Other income (expenses), total	(47)	(7)	(52)	3
Income before income tax	1,238	748	8,166	6,349
Income tax expenses	137	(313)	1,230	527
Net income	$1,101	$1,061	$6,936	$5,822

For the three months ended June 30, 2011 compared to June 30, 2010

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $2.22 million, or 61.14%, from approximately $3.64 million for the three months ended June 30, 2010 to approximately $5.86 million for the three months ended June 30, 2011.  This increase was primarily attributable to our intensified marketing activities, the ongoing expansion of our market areas and distribution network throughout northeastern China, and increased demand for our seed products and strong market acceptance of our products.

The following table sets forth information regarding the sales of our principal products during the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	1,607	$1,954	33.4%	1,203	$1,239	34.1%
Soybean Seeds	145	233	4.0%	158	165	4.6%
Rice Seeds	7	7	0.1%	60	50	1.4%
Vegetable Seeds	12	613	10.5%	-	-	-
Fertilizers	1,304	2,823	48.1%	2,325	1,688	46.4%
Plant Regulators	119	226	3.9%	81	44	1.2%
Pesticides and Herbicides	-	-	-	121	448	12.3%
	3,194	$5,855	100.0%	3,948	$3,634	100.0%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the table, were primarily driven by increases in the grain prices and demand for the products. Increases in average selling prices of fertilizers and plant additives are generally caused by increases in sales of high margin products. The following table shows sales price per kilogram by product for the three months ended June 30, 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2011	2010
Corn Seeds	$1.22	$1.03	18.4%
Soybean Seeds	$1.61	$1.04	54.8%
Rice Seeds	$1.05	$0.83	26.5%
Vegetable Seeds	$49.52	$-	n/a
Fertilizers	$2.17	$0.73	197.3%
Plant Regulators	$1.9	$0.54	239.9%
Pesticides and Germicides	$-	$3.7	n/a

Cost of Goods Sold

Our cost of goods sold consists primarily of cost of raw seeds and direct and indirect manufacturing costs, including production overhead cost for the products sold.  Cost of goods sold increased approximately $1.62 million, or 78.00%, from approximately $2.08 million for the three months ended June 30, 2010 to approximately $3.71 million for the three months ended June 30, 2011.  This increase was primarily attributable to the increase in sales volume, and increased price in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of selling and marketing expenses and general and administrative expenses. Our total operating expenses increased by approximately $0.07 million, or 8.53%, from approximately $0.80 million for the three months ended June 30, 2010 to approximately $0.87 million for the three months ended June 30, 2011.

Selling and Marketing.  Our selling and marketing expenses consist primarily of shipping expenses (freight out), advertising expenses, year-end bonuses for the selling team, and other overhead expenses incurred by our selling and marketing personnel. Selling and marketing expenses increased approximately $0.03 million, or 6.93%, from approximately $0.36 million for the three months ended June 30, 2010 to approximately $0.39 million for the three months ended June 30, 2011.  This increase was primarily attributable to increase in shipping expenses. Selling and marketing expenses are likely to increase as we continue expanding our selling volume throughout China, and as we continue our advertising campaigns seeking to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary and professional service fees.  General and administrative expenses increased approximately $0.04 million, or 9.76%, from approximately $0.44 million for the three months ended June 30, 2010 to approximately $0.48 million for the three months ended June, 2011. This increase was primarily attributable to an increase in salary of approximately $0.94 million. General and administrative expenses are likely to increase as we continue to expand our operations in China and hire additional employees.

Income from Operations

Our income from operations increased by approximately $0.54 million, or 70.20%, from approximately $0.75 million for the three months ended June 30, 2010 to approximately $1.29 million for the three months ended June 30, 2011.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest expenses and finance costs, and other income and expense accounts. Other expenses increased approximately by $0.04 million, which was attributable to the increase in interest expenses reflecting increases in short term loans.

Income Tax Expenses

We are subject to PRC enterprise income taxes. Our income tax expenses increased by approximately $0.45 million, from a net tax benefit of approximately $0.31 million for the three months ended June 30, 2010 (as restated) to a tax expense of approximately $0.14 million for the three months ended June 30, 2011. The increase was primarily attributable to the effect of a tax reduction for 2009 we received during the three months ended June 30, 2010.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, and our reporting currency is the U.S. Dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. Dollars (“USD”) are reported as cumulative currency translation adjustments. The period-to-period variations in foreign currency translation adjustments were primarily due to changes in exchange rate between the Renminbi and the U.S. Dollar.

For the six months ended June 30, 2011 compared to June 30, 2010

Sales

Sales increased by approximately $9.77 million, or 51.6%, from approximately $18.94 million for the six months ended June 30, 2010 to approximately $28.71 million for the six months ended June 30, 2011.  This increase was primarily attributable to increase in sales of our field crop seeds, including corn seeds, soybean seeds, and rice seeds, reflecting our intensified marketing activities, the ongoing expansion of our market areas and distribution network throughout northeastern China, and increased demand for our seed products and strong market acceptance of our products.

The following table sets forth information regarding the sales of our principal products during the six months ended June 30, 2011 and 2010:

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	9,127	$11,063	38.5%	7,319	$8,896	47.0%
Soybean Seeds	5,350	7,011	24.4%	3,941	$3,729	19.7%
Rice Seeds	7,146	6,553	22.8%	4,772	$3,604	19.0%
Vegetable Seeds	130	1,721	6.0%	-	$-	-
Fertilizers	1501	1,867	6.5%	2961	$1997	10.5%
Plant Regulators	300	498	1.7%	520	$270	1.4%
Pesticides and Herbicides	-	-	-	121	$448	2.4%

	23,554	$28,713	100.0%	19,634	$18,944	100%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the table, were primarily driven by increase in the grain price and demand for the products. Increases in average selling prices of fertilizers and plant additives are generally caused by increase in sales of high margin product. The following table shows sales price per kilogram by product for the six months ended June 30, 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2011	2010
Corn Seeds	$1.21	$1.22	(0.8	) %
Soybean Seeds	$1.31	$0.95	37.9%
Rice Seeds	$0.92	$0.76	21.1%
Vegetable Seeds	$13.24	$-	n/m
Fertilizers	$1.24	$0.67	85.1%
Plant Regulators	$1.66	$0.52	219.2%
Pesticides and Germicides	$-	$3.70	n/m

Cost of Goods Sold

Cost of goods sold increased approximately $7.06 million, or 63.73%, from approximately $11.07 million for the six months ended June 30, 2010 to approximately $18.13 million for the six months ended June 30, 2011.  This increase was primarily attributable to the increase in sales volume, and increased prices of raw materials.

Operating and Administrative Expenses

Our total operating expenses increased by approximately $0.84 million, or 55.11%, from approximately $1.52 million for the six months ended June 30, 2010 to approximately $2.36 million for the six months ended June 30, 2011.

Selling and Marketing.  Selling and marketing expenses increased approximately $0.59 million, or 73.63%, from approximately $0.80 million for the six months ended June 30, 2010 to approximately $1.39 million for the six months ended June 30, 2011.  This increase was primarily attributable to (i) an increase of approximately $0.24 million, or 46.77%, in shipping expenses, which was primarily due to growth of selling volume and increase in transportation cost as the price of gasoline increased; (ii) an increase of approximately $0.27 million, or 237.43% in advertisement expenses as we launched TV advertising campaigns in Heilongjiang and Jilin provinces and increased spending for advertisements in Jilin Province; and iii) and an increase of approximately $0.1 million in travelling expenses, reflecting our increased efforts for marketing activities. Selling and marketing expenses are likely to increase as we continue expanding our selling volume throughout China, and continue our advertising campaign seeking to increase our market share and awareness of our products.

General and Administrative. General and administrative expenses increased approximately $0.25 million, or 34.54% from approximately $0.72 million for the six months ended June 30, 2010 to approximately $0.97 million for the six months ended June 30, 2011. This increase was primarily attributable to an increase in amortization for prepaid leases of approximately $0.18 million, and an increase of $0.07 million in professional service charges. General and administrative expenses are likely to increase as we continue to expand our operations in China and hire new employees.

Income from Operations

Our income from operations increased by approximately $1.87 million, or 29.49%, from approximately $6.35 million for the six months ended June 30, 2010 to approximately $8.22 million for the six months ended June 30, 2011.

Other Income (Expenses)

Other expenses increased approximately by $0.05 million to approximately $0.05 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was attributable to the increase in interest expenses, reflecting increases in short term loans.

Income Tax Expenses

We are subject to PRC enterprise income taxes. Our income tax expenses increased by approximately $0.70 million, or 133.28%, from approximately $0.53 million for the six months ended June 30, 2010 to approximately $1.23 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase in our income before income tax and an enterprise income tax reduction of $429,841 during 2010.

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

Liquidity and Capital Resources

We had retained earnings of approximately $17.49 million and $10.56 million as of June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011, we had cash and cash equivalents of approximately $17.79 million, total current assets of approximately $23.93 million, and a working capital surplus of approximately $18.13 million. As of June 30, 2011, we had short term debt of approximately $2.99 million. We have financed our activities to date principally from cash generated from our operations. We maintain a large balance of non-cash current assets because of our collection process with respect to trade receivables. We expect to collect a substantial portion of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Our summary cash flow information is as follows:

	For the six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$16,642	$14,290
Net cash used in investing activities	$(759)	$(169)
Net cash (used in) provided by financing activities	$(765)	$1,549

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by approximately $2.35 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was due to:

i)	an increase of approximately $1.11 million in net income attributable to the factors discussed above;
ii)	a decrease of approximately $1.03 million in changes in trade receivables;
iii)	a decrease of approximately $0.90 million in inventory;
iv)	an increase of approximately $1.28 million in changes in advances to suppliers due to our increased purchases for raw materials of fertilizers; and
v)	an increase of approximately $0.61 million in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $0.59 million, from approximately $0.17 million for the six months ended June 30, 2010 to approximately $0.76 million for the six months ended June 30, 2011.  This increase was primarily attributable to investment in plants and purchase as seed patents. Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities, and our purchase of a new product patent.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities decreased approximately $2.31 million from an inflow of approximately $1.55 million for the six months ended June 30, 2010 to an outflow of approximately $0.76 million for the six months ended June 30, 2011, which was due to an equity financing in 2010.

Enterprise Tax Rate

In December 10, 2009, we were nominated as a High-tech Enterprise by the PRC Government. This honor entitled us to a favorable enterprise income tax rate of 15% for three years ending in 2011. We believe the favorable tax rate will enhance our profitability and cash flow. We received a tax deduction on enterprise income tax payable for our income tax payables for 2009, which amounted to approximately $430,000, during the year ended December 31, 2010 related to the tax rate.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually, and events could occur that would require us to increase our allowance in the future. No bad debt expense was identified and recognized for the three and six months ended June 30, 2011. Below is our aging schedule as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
1-30 days	$1,578,655	$3,446,798
30-60 days	2,346,115	453
60-90 days	6,737	-
90-180days	-	-
180-360days	6,836	-
>360 days	-	-
Total	3,938,343	3,447,251
Allowances for doubtful account	(378,460)	(371,139)
Trade receivable, net	$3,559,883	$3,076,112

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and six months ended June 30, 2011 and 2010.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three and six months ended June 30, 2011 and 2010.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory. Our inventory balances vary greatly from quarter to quarter due to the seasonality of our business, since seeds are purchased during November to February and are generally sold from December to April. Seeds can generally be kept for two years before they expire or become less effective in germination.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We render neither sales returns nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have not yet adopted this pronouncement and do not expect that its adoption will have a material impact on our financial statements.

In May 2011, FASB issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. We have not early adopted the new guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In April 2011, FASB issued revised guidance on the “Reconsideration of Effective Control for Repurchase Agreement.” The revised guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The revised guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The revised guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. We have not early adopted the new guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2010, FASB issued authoritative guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner than under current practice. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on our financial statements.

In July 2010, FASB issued authoritative guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. This guidance is effective for interim and annual reporting periods after December 15, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to us in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, we had $1,682,673, respectively, in these non-distributable reserve funds.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as shareholders’ equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2010, because we lacked sufficient qualified accounting and finance personnel with an appropriate level of US GAAP knowledge and experience and lacked an independent director with extensive knowledge of accounting and financial reporting.  We are still in the process of remediating this material weakness, and we also concluded that our financial statements contained in our Form 10-Q for the quarterly period ended June 30, 2010 should be restated. These factors substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2011.

Remediation Plan

After the identification of the material weakness as of December 31, 2010, we formulated and have begun instituting a remediation plan to improve our internal control over financial reporting.  Management has taken additional steps to ensure the reliability of our financial reporting, including additional internal review and the performance of additional procedures by management with respect to our financial statements.  In addition, we have instituted training programs regarding US GAAP and financial reporting, initiated recruitment efforts to retain additional qualified accounting personnel, and engaged financial consultants to assist us in the preparation of our financial statements. The costs associated with our remediation plan cannot currently be quantified, but we do not expect such costs to be material.  We do not expect that our remediation plans will fully remediate the material weaknesses identified above until at least December 31, 2011, and it may not ensure the adequacy of our internal control over our financial reporting and processes in the future.  If we experience additional material weaknesses and significant deficiencies in our internal control over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have begun instituting various measures to improve our internal control over financial reporting.  Except for these measures, there have not been any changes in our internal control over financial reporting for the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors.

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011, or the 2010 Form 10-K.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2010 Form 10-K, as well as information in our other reports filed with the SEC from time to time.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or operating results.

We have historically identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as of December 31, 2010 we identified material weakness in our internal control over financial reporting relating to our lack of sufficient qualified accounting and finance personnel with an appropriate level of US GAAP knowledge and experience and our lack of an independent director with extensive knowledge of accounting and financial reporting.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have begun instituting various measures to improve our internal control over financial reporting and plan to continue to take measures to remedy our historical material weaknesses.  However, we do not expect that our remediation plans will fully remediate the material weaknesses identified above until at least December 31, 2011, and it may not ensure the adequacy of our internal control over our financial reporting and processes in the future.  Our failure to address any control deficiency could result in inaccuracies in our financial statements and could impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.  In addition, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2011	FUER INTERNATIONAL, INC.

By: /s/ Yu Haifei
Yu Haifei
Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X