Form 10-Q/A
period 2011-06-30
Fuer International Inc.
filed 2011-08-31
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number 000-53436

FUER INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	84-0290243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Neiwei Road
Fulaerji District, Qiqihar,
Heiloingjiang, China 161041
(Address of principal executive offices, including zip code)

86-0452-6969150
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2011, there were 12,958,031 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of Fuer International Inc. (the “Company”), as filed with the Securities and Exchange Commission on August 19, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Original Filing, as required by Rule 405 of Regulation S-T.  Exhibit 101, which was not included in the Original Filing in reliance on applicable grace periods, provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Original Filing.  This Amendment No. 1 does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUER INTERNATIONAL INC.

Date: August 31, 2011	By:	/s/ Yu Haifei
Yu Haifei Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.1	000-53436	8/19/2011
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.2	000-53436	8/19/2011
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.1	000-53436	8/19/2011
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.2	000-53436	8/19/2011
101
Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) consolidated balance sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) unaudited consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010; (iii) unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010; and (iv) notes to consolidated financial statements, tagged as blocks of text  *
		X

*      The Interactive Data Files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.