Form 10-Q
period 2011-09-30
Fuer International Inc.
filed 2011-11-14
CIK 1445229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 15, 2011, there were 12,958,031 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

As used herein, unless otherwise expressly stated or the context otherwise requires, all references to “Fuer International,” “we,” “us,” “our,” “Company” and similar references are to Fuer International Inc.  and its consolidated subsidiaries and variable interest entities.

In connection with this Quarterly Report on Form 10-Q, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2010 to properly record accrued shipping expenses and certain tax items.

We concluded that United States generally accepted accounting principles, or US GAAP, required us to reclassify our accrued shipping expenses.  This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, includes the corrections to our previously issued unaudited consolidated financial statements for the quarter ended September 30, 2010.

Generally, for the quarterly period ended September 30, 2010, this financial statement restatement has resulted in:

•	An increase in our selling and marketing expenses and a corresponding decrease in our income from operations;

•	A decrease in our non-operating income; and

•	A decrease in our net income of $19,167 for the three months ended September 30, 2010, and $482,644 for the nine months ended September 30, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,928,215	$2,454,583
Trade receivables, net	712,367	3,076,112
Other receivables	180,110	33,093
Inventories	1,368,222	8,751,884
Advances to suppliers	6,951,051	1,408,477
Biological assets	431,336	-
Current portion of prepaid leases	650,297	559,498
Total Current Assets	21,221,598	16,283,647

Property, plant and equipment, net	3,427,092	3,051,231
Construction in progress	-	24,318
Intangibles, net	622,818	370,088
Long term portion of prepaid leases	6,161,013	6,246,757
Total Assets	$31,432,521	$25,976,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short term debt	$-	$3,686,846
Accounts payable and accrued expenses	1,661,927	58,756
Other payables	85,561	354,988
Income tax payable	1,206,300	835,463
Total Liabilities	2,953,788	4,936,053

SHAREHOLDERS' EQUITY
Common stock ($0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	12,958	12,958
Additional paid in capital	7,046,494	7,046,495
Statutory reserves	1,682,673	1,682,673
Retained earnings	17,174,696	10,557,736
Accumulated other comprehensive income	2,561,912	1,740,126
Total Shareholders' Equity	28,478,733	21,039,988
Total Liabilities and Shareholders' Equity	$31,432,521	$25,976,041

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Restated)	(Unaudited)	(Restated)

Sales	$744,882	$739,230	$29,457,603	$19,682,772
Cost of goods sold	381,244	433,584	18,513,409	11,507,436
Gross profit	363,638	305,646	10,944,194	8,175,336

Operating and administrative expenses:
Sales and marketing	182,351	248,196	1,574,189	1,049,791
General and administrative	472,944	364,354	1,443,788	1,085,972
Total operating expenses	655,295	612,550	3,017,977	2,135,763
(Loss) income from operations	(291,657)	(306,904)	7,926,217	6,039,573

Other income (expenses):
Interest income	5,077	6,576	19,478	14,379
Interest expense	(18,437)	(29,947)	(145,034)	(86,392)
Other income (expenses)	(21,009)	92,568	(21,009)	68,658
Non-operating income (expenses)	14,587	(98,618)	75,248	(23,974)
Other income (expenses), total	(19,782)	(29,421)	(71,317)	(27,329)

(Loss) income before income tax	(311,439)	(336,325)	7,854,900	6,012,244
Income tax expenses	7,797	17,122	1,237,942	510,201
Net (loss) income	(319,236)	(353,447)	6,616,958	5,502,043

Other comprehensive income (loss):
Foreign currency translation (loss) adjustments	201,012	308,445	821,786	384,892
Comprehensive (loss) income	$(118,224)	$(45,002)	$7,438,744	$5,886,935

(Loss) earnings per share
Basic	$(0.02)	(0.03)	$0.51	$0.46
Diluted	$(0.02)	(0.03)	$0.51	$0.44

Weighted average number of shares issued and outstanding
Basic	12,958,031	12,095,881	12,958,031	12,017,939
Diluted	12,958,031	12,611,797	12,958,031	12,533,856

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$6,616,958	$5,502,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188,840	156,307
Amortization of intangible assets and prepaid leases	554,795	34,707
Changes in current assets and liabilities
Restricted cash	-	220,250
Trade receivables	2,421,439	1,015,454
Other receivables	(142,676)	338,374
Inventories	7,535,785	6,983,619
Advances to suppliers	(5,395,192)	2,337,479
Increase in prepaid leases	(242,929)	(440,228)
Accounts payable and accrued expenses	1,302,234	843,434
Advances from customers	269,738	(304,085)
Other payables	(277,067)	80,394
Income tax payables	336,675	192,194
Net cash provided by operating activities	13,168,607	16,912,900

Cash flow from investing activities:
Purchase of property plant and equipment	(433,128)	(53,875)
Purchase of Intangible assets	(330,941)	(124,699)
Investment in biological assets	(423,461)	(47,042)
Net cash used in investing activities	(1,187,530)	(178,574)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	2,500,000
Repayment of short term loan	(3,740,405)	(2,200,575)
Net cash (used in) provided by financing activities	(3,740,405)	299,425

Effect of exchange rate on cash	232,963	269,671
Net increase in cash and cash equivalents	8,473,632	17,303,422
Cash and cash equivalents - beginning of period	2,454,583	155,425
Cash and cash equivalents - end of period	$10,928,215	$17,458,847

Supplemental disclosure of cash flow information:
Interest paid	$121,832	$61,894
Income taxes paid	$895,437	$341,930

The accompanying notes are an integral part of the unaudited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATION

The consolidated financial statements include the financial statements of Fuer International Inc. (referred to herein as “Fuer International”), its subsidiaries, and its variable interest entities (“VIE”) where Fuer International is deemed the primary beneficiary. Except as otherwise provided herein, Fuer International and its consolidated subsidiaries and VIEs are collectively referred to herein as the “Company.” The Company produces and distributes corn seeds, rice seeds, soybean seeds, humic fertilizer and plant additives.

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

As of September 30, 2011, the following entities were consolidated with the Company:

Name	Date of Incorporation and Domicile	Paid-in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc.	February 8, 1984, Nevada	USD	12,958	56.55% owned by Oriental Agriculture Inc., 43.45% owned by other institutional and individual investors	Investment Holding

China Golden Holdings, Ltd.	November 30, 2009, British Virgin Island	USD	50,000	100% owned by Fuer International Inc.	Investment Holding

Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010, PRC	USD	2,100,000	100% owned by China Golden	Advisory

Qiqihar Fuer Agronomy Inc.	March 18, 2003, PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua. Deemed as a VIE through contractual arrangements with Deli	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. The Company entered into contractual arrangements described below on March 25, 2010 in an effort to address these foreign ownership restrictions.

Based on these arrangements, the Company consolidates the VIE Qiqihar Fuer, as required by generally accepted accounting principles in the United States (“US GAAP”), because the Company is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the exclusive business cooperation agreement.

The followings are brief descriptions of the contractual agreements entered into between Deli and Qiqihar Fuer:

1.
Exclusive Business Cooperation Agreement. Pursuant to the exclusive business cooperation agreement between Deli and Qiqihar Fuer, Deli has the exclusive right to provide to Qiqihar Fuer general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of Qiqihar Fuer’s products (the “Services”). Under this agreement, Deli owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Qiqihar Fuer has agreed to pay consulting service fees in Renminbi (“RMB”) to Deli equal to all of Qiqihar Fuer’s profits as defined in the exclusive option agreement. The term of the agreement is 10 years. Termination or renewal of the agreement is determined by Deli and shall have binding force upon Qiqihar Fuer.

2.
Equity Pledge Agreement. Pursuant to the equity pledge agreement between Qiqihar Fuer’s shareholders and Deli, Qiqihar Fuer’s shareholders pledged all of their equity interests in Qiqihar Fuer to Deli to guarantee Qiqihar Fuer’s performance of its obligations under the exclusive option agreement. If Qiqihar Fuer or Qiqihar Fuer’s shareholders breach their respective contractual obligations, Deli, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Qiqihar Fuer’s shareholders also agreed that upon the occurrence of any event of default, Deli shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of Qiqihar Fuer’s shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Deli may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Qiqihar Fuer’s shareholders agreed not to dispose of the pledged equity interests or take any actions that would undermine Deli’s interest.

3.
Exclusive Option Agreement.  Pursuant to the exclusive option agreement between Qiqihar Fuer’s shareholders and Deli, Qiqihar Fuer’s shareholders irrevocably granted Deli or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Qiqihar Fuer for the cost of the initial contributions to the registered capital of Qiqihar Fuer or the minimum amount of consideration permitted by applicable PRC law. Deli or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is 10 years, and shall be renewed at Deli’s election, unless terminated in accordance with this agreement.

4.
Loan Agreement. Pursuant to the loan agreement, the shareholders of Qiqihar Fuer borrowed RMB 10,000,000 from Deli, for the purpose of increasing the paid-in capital of Qiqihar Fuer. In addition, shareholders of Qiqihar Fuer agreed to (1) enter into the aforementioned contractual agreements with Deli; (2) appoint directors as nominated by Deli; and (3) maintain the value of its assets. Unless consented to by Deli, Qiqihar Fuer agreed not to: (1) purchase and dispose of any and assets; (2) enter into any material agreements with any third party within its operating activities; or (3) declare any dividends to its shareholders.

The accounts of Qiqihar Fuer are consolidated in the accompanying consolidated financial statements pursuant to Accounting Standards Codification Topic 810, “Consolidation,” as of September 30, 2011 and December 31, 2010. As a VIE, Qiqihar Fuer’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Qiqihar Fuer’s net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company.

NOTE 2 – ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s management, with concurrence from the Company’s Board of Directors, concluded that the financial statements contained in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2010 should be restated to properly record accrued shipping expenses and certain tax items.

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

The specific line-item effect of the restatement on the Company’s previously issued unaudited consolidated financial statements as of and for the quarter ended September 30, 2010 are as follows:

Consolidated Balance Sheets as of September 30, 2010:

		Previously	Correction	As
	Note	Reported	of Errors	Restated
ASSETS
Current Assets
Cash and cash equivalents		$17,458,847	-	$17,458,847
Trade receivables, net		1,034,607	-	1,034,607
Other receivables, net		88,785	-	88,785
Inventories		774,946	-	774,946
Advances to suppliers		367,068	-	367,068
Biological assets		47,872	-	47,872
Current portion of prepaid leases		28,016	-	28,016
Total Current Assets		19,800,141	-	19,800,141
			-
Property, plant and equipment, net		2,692,032	-	2,692,032
Intangibles, net		290,033	-	290,033
Prepaid leases		405,979	-	405,979
Total Assets		$23,188,185	-	$23,188,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	a	795,935	577,845	1,373,780
Advances from customers		83,545	-	83,545
Income tax payable	b	890,669	(86,677)	803,992
Total Liabilities		1,770,149	491,168	2,261,317

SHAREHOLDERS' EQUITY
Common stock ($0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of September 30, 2010)		12,958	-	12,958
Additional paid in capital		7,046,494	-	7,046,494
Statutory reserves		1,112,119	-	1,112,119
Retained earnings	c	11,782,515	(482,644)	11,299,871
Accumulated other comprehensive income	d	1,463,950	(8,524)	1,455,426
Total Shareholders' Equity		21,418,036	(491,168)	20,926,868
Total Liabilities and Shareholders' Equity		$23,188,185	-	$23,188,185

Notes:

(a)	Accounts payable and accrued expenses was increased by $577,845, representing a correction of accrued shipping expense.

(b)	Current income tax payable was decreased by $86,677, related to under-accrued shipping expenses.

(c)	Retained earnings were increased by $482,644, reflecting the factors stated above.

(d)	Foreign currency translation adjustments were decreased by $8,524, representing effects of adjustments stated above.

Consolidated Statements of Operations for the Nine Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated

Sales		$19,682,772	-	$19,682,772
Cost of goods sold		11,507,436	-	11,507,436
Gross profit		8,175,336	-	8,175,336

Operating and administrative expenses:
Sales and marketing	a	481,975	567,816	1,049,791
General and administrative		1,085,972	-	1,085,972
Total operating expenses		1,567,947	567,816	2,135,763

Income from operations		6,607,389	(567,816)	6,039,573

Other income (expenses):
Interest income		14,379	-	14,379
Interest expense		(86,392)	-	(86,392)
Other income, net		68,658	-	68,658
Non-operating income (expenses)	b	(23,974)	-	(23,974)
Other income (expenses), total		(27,329)	-	(27,329)

Income before income tax		6,580,060	(567,816)	6,012,244
Income tax expenses	b, c	595,373	(85,172)	510,201
Net income (loss)		5,984,687	(482,644)	5,502,043

Other comprehensive income:
Foreign currency translation adjustments	d	393,416	(8,524)	384,892
Comprehensive income		$6,378,103	(491,168)	$5,886,935

Earnings (loss) per share
Basic		$0.52	(0.06)	$0.46
Diluted		$0.50	(0.06)	$0.44

Weighted average number of shares issued and outstanding
Basic		12,017,940		12,017,939
Diluted		12,533,856		12,533,856

Notes:

(a)	Sales and marketing expenses was increased by $567,816, representing a correction of accrued shipping expense.

(b)	Current income tax expense was decreased by $85,172 related to under accrued shipping expenses.

(c)	Foreign currency translation adjustments was increased by $8,524, representing adjustment stated above.

Consolidated Statement of Operations for the Three Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated

Sales		$739,230	-	$739,230
Cost of goods sold		433,584	-	433,584
Gross profit		305,646	-	305,646

Operating and administrative expenses:			-
Sales and marketing	a	215,298	32,898	248,196
General and administrative		364,354	-	364,354
Total operating expenses		579,652	32,898	612,550
Loss from operations		(274,006)	(32,898)	(306,904)

Other income (expenses):
Interest income		6,576	-	6,576
Interest expense		(29,947)	-	(29,947)
Other income, net		92,568	-	92,568
Non-operating income (expenses)	b	(98,618)	-	(98,618)
Other income (expenses), total		(29,421)	-	(29,421)

Loss before income tax		(303,427)	(32,898)	(336,325)
Income tax expenses	b	31,997	(14,875)	17,122
Net loss		(335,424)	(18,023)	(353,447)

Other comprehensive income (loss):
Foreign currency translation adjustments	c	316,448	(8,003)	308,445
Comprehensive loss		$(18,976)	(26,026)	$(45,002)

Loss per share
Basic		$(0.03)	-	$(0.03)
Diluted		$(0.03)	-	$(0.03)

Weighted average number of shares issued and outstanding
Basic		12,095,881		12,095,881
Diluted		12,611,797		12,611,797

Notes:

(a)	Sales and marketing expenses was increased by $32,898, representing a correction of accrued shipping expense.

(b)	Current income tax expense was decreased by $14,875 related to under accrued shipping expenses.

(c)	Foreign currency translation adjustments was increased by $8,003, representing adjustment stated above.

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated
Cash flow from operating activities:
Net income	a	$5,984,687	$(482,644)	$5,502,043

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		156,307	-	156,307
Amortization		20,942	-	20,942
Changes in current assets and liabilities
Restricted cash		220,250	-	220,250
Trade receivables		1,015,454	-	1,015,454
Other receivables		338,374	-	338,374
Inventories		6,983,619	-	6,983,619
Advances to suppliers		2,351,244	-	2,351,244
Biological assets		(47,042)	-	(47,042)
Increase in prepaid leases		(440,228)	-	(440,228)
Accounts payable and accrued expenses	b	275,616	567,818	843,434
Advances from customers		(304,085)	-	(304,085)
Other payables		80,394	-	80,394
Income tax payables	c	277,366	(85,172)	192,194
Net cash provided by operating activities		16,912,898	2	16,912,900

Cash flow from investing activities:
Purchase of property, plant and equipment		(53,875)	-	(53,875)
Purchase of intangible assets		(124,699)	-	(124,699)
Net cash used in investing activities		(178,574)	-	(178,574)

Cash flow from financing activities:
Proceeds from issuance of common stock		2,500,000	-	2,500,000
Repayment of short term loans		(2,200,575)	-	(2,200,575)
Net cash provided by financing activities		299,425	-	299,425

Foreign currency translation adjustment	d	269,673	(2)	269,671
Net increase in cash and cash equivalents		17,303,422	-	17,303,422
Cash and cash equivalents - beginning of period		155,425	-	155,425
Cash and cash equivalents - end of period		$17,458,847	$-	$17,458,847

Supplemental disclosure of cash flow information
Interest paid		$61,894		$61,894
Income taxes paid		$341,930		$341,930

Notes:

(a)	Net income was decreased by $482,644, representing a correction of accrued shipping expense and adjustment of overstated enterprise income tax.

(b)	Change in accounts payable and accrued expenses was increased by $567,818, reflecting a correction of accrued shipping expense

(c)	Change in income tax payable was decreased by $85,172, reflecting correction of over accrued enterprise income tax.

(d)	Foreign currency translation adjustment was decreased by $2, representing adjustment stated above.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts in the PRC, which are prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the Company’s consolidated financial statements in accordance with U.S. GAAP.  The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD” or "$"). All significant inter-company transactions and balances have been eliminated. The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

(b)	Unaudited financial statements

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011, or that which was achieved in the year ended December 31, 2010.

(c)	Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Pursuant to US GAAP, Qiqihar Fuer is a VIE of Deli and the Company is the primary beneficiary of the VIE. Accordingly, Qiqihar Fuer has been consolidated in the Company’s financial statements. Based on its contracted arrangements, the Company is able to exercise control over Qiqihar Fuer, and it has the exclusive right to obtain the full financial interests of Qiqihar Fuer, such as by obtaining periodic income through the exclusive business cooperation agreements and obtaining the net assets of Qiqihar Fuer through the purchase of its equity at essentially a no cost basis. There is no non-controlling interest held by other parties in Qiqihar Fuer, Deli and China Golden.

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

Translation from RMB into USD for reporting purposes is performed by translating the results of operations denominated in the foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount was published by People’s Bank of the People’s Republic of China.

	2011	2010
Balance sheet items, except for the registered and paid-in capital and retained earnings as of September 30, 2011 and December 31, 2010	US$1=RMB6.3780	US$1=RMB6.8164

Amounts included in the statements of operations, and statements of cash flows for the nine months ended September 30, 2011 and 2010	US$1=RMB6.4966	US$1=RMB6.6981

For the three months ended September 30, 2011 and 2010, foreign currency translation adjustments of $201,012 and $308,445, respectively, have been reported as comprehensive income in the consolidated financial statements and for the nine months ended September 30, 2011 and 2010, foreign currency translation adjustments of $821,786 and a gain of $384,892, respectively, have been reported as comprehensive income in the consolidated financial statements.

(g)	Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) Topic 820 regarding fair value measurement and disclosure, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, other receivable, accounts payable, other payables, and income tax payables approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2011, the Company did not identify any assets or liabilities that were required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

The Financial Instruments Topic of the ASC allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of the Company’s total sales for the three and nine months ended September 30, 2011 and 2010.

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

(j)	Trade receivables, net

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews its trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection. As of September 30, 2011 and December 31 2010, the Company had an allowance for doubtful accounts of $383,534 and $371,139, respectively.

(k)	Other receivables, net

Other receivables consist of travel and business advances to employees. The amounts advanced under such arrangements totaled $180,110 and $33,093 as of September 30, 2011 and December 31, 2010, respectively. Included in these advances were funds that permitted employees to launch promotional activities. The Company has not experienced any losses with other receivables during its operating history, and made no allowances for other receivables.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of its distributors and branded retail establishments. Inventories are accounted for under the weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of September 30, 2011 and December 31, 2010, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are designed to provide the Company preferential pricing and delivery. The amounts advanced under such arrangements totaled $6,951,051 and $1,408,477 as of September 30, 2011 and December 31, 2010, respectively.

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

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2011.

(q)	Income taxes

The Company is governed by the Income Tax Law and associated legislations of the People’s Republic of China.  Income taxes are accounted for under the income tax Topic of the ASC, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  Current tax is the expected tax payable on the taxable income for the current year, using tax rates enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years. A valuation allowance is required to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain.

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of its products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company's issuance of credits during the three and nine months ended September 30, 2011 and 2010 was minimal. The Company has not accrued such potential customer credits as of September 30, 2011 or December 31, 2010 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(u)	Shipping expense

Shipping expenses are classified into sales and marketing expenses. For the nine months ended September 30, 2011 and 2010 (as restated), shipping expense totaled $795,523 and $612,968, respectively. For the three months ended September 30, 2011 and 2010 (as restated), shipping expense totaled $29,119 and $90,801, respectively.

(v)	Employee benefits

Substantially all of the Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended September 30, 2011 and 2010, the costs of these payments were charged to general and administrative expenses in the same period as the related salary costs and amounted to $118,218 and $113,555, respectively. For the nine months ended September 30, 2011 and 2010, the costs of these payments were charged to general and administrative expenses in the same period as the related salary costs and amounted to $367,961 and $319,246, respectively.

(w)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statements of operations. For the three months ended September 30, 2011 and 2010, advertising expense amounted to $3,632 and $138,117, respectively. For the nine months ended September 30, 2011 and 2010, advertising expense amounted to $382,439 and $250,378, respectively.

(x)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income for the periods ended September 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments. As of September 30, 2011 and December 31, 2010 accumulated comprehensive income was $2,561,912 and $1,740,126, respectively.

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

For share-based payments to consultants and other third-parties, compensation expenses are determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date. For the three and nine months ended September 30, 2011, and 2010, stock-based compensation expenses were nil.

(z)	Biological assets

Biological assets are purchased seeds that management believes will produce plants that in turn will produce seed products, which when sold to the Company's customers will allow such customers to grow faster and better quality crops. The costs to purchase these seeds, to cultivate the seedlings and resulting plants, of fertilizer and other products used to grow the seedlings and resulting plants, of labor to cultivate the seedlings and resulting plants, and the amortized portion of prepaid rent allocated to the land used to cultivate these biological assets are capitalized as biological assets until they become commercially viable.

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

If management determines that biological assets are not growing in accordance to desired results, at such time, management impairs the biological assets to the extent that desired results are not achieved. Amortized expenses pertaining to biological assets are included in inventory costs for those plants to be sold and ultimately become a component of cost of goods sold. As of September 30, 2011 and December 31, 2010, the biological assets were $431,336 and $0, respectively.

(aa)	Recently issued accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding testing goodwill for impairment.  The guidance simplifies how entities test goodwill for impairment.  The guidance provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The guidance is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company will perform its annual goodwill impairment testing in the fourth quarter of 2011 and plans to early adopt the provisions of this guidance.  The Company has not yet adopted this guidance and does not expect that its adoption will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has not yet adopted this guidance and does not expect that its adoption will have a material impact on the Company’s financial statements.

In May 2011, FASB issued guidance on efforts to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The Company has not early adopted the guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In April 2011, FASB issued guidance on effective control and repurchase agreements. The guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. The Company has not early adopted the guidance and is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In December 2010, FASB issued guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner than under current practice. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTE 4 – TRADE RECEIVABLES, NET

At September 30, 2011 and December 31, 2010, trade receivables consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Trade receivables	$1,095,901	$3,447,251
Less: Allowance for doubtful accounts	(383,534)	(371,139)
	$712,367	$3,076,112

NOTE 5 – INVENTORIES

At September 30, 2011 and December 31, 2010,  inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$1,107,449	$4,278,660
Finished goods	260,773	4,473,224
	$1,368,222	$8,751,884

NOTE 6 – CONSTRUCTION IN PROGRESS

The construction in progress at September 30, 2011 and December 31, 2010 were nil and $24,318. No interest was capitalized in construction in progress during the three and nine months ended September 30, 2011.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2011 and December 31, 2010, the following are the details of the property, plant and equipment:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Property and plant	$3,629,829	$3,108,124
Operation equipment	763,074	711,845
Office equipment	81,582	76,067
Vehicle	154,766	132,368
	4,629,251	4,028,404
Less: Accumulated depreciation	(1,202,159)	(977,173)
Total	$3,427,092	$3,051,231

Accumulated depreciation as of September 30, 2011 and December 31, 2010 were $1,202,159 and $977,173, respectively. Depreciation expense for the three months ended September 30, 2011 and 2010 were $63,538 and $51,142, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 were $188,840 and $156,307, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and exclusive use rights of seed patents. Useful lives of intangible assets are determined with the valid period of seed patents or the exclusive use right. Amortization expense of intangible assets for the three months ended September 30, 2011 and 2010 were $45,886 and $9,045, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2011 and 2010 were $93,677 and $20,942, respectively.

Expected future amortizations for intangible assets are as follows:

For the remaining period of 2011	$40,173
2012	162,850
2013	162,069
2014	79,753
2015	51,270
Thereafter	126,703
$622,818

NOTE 9 – PREPAID LEASES

The Company’s prepaid leases are prepayments for leased land. As of September 30, 2011 and December 31, 2010, details about prepaid leases were:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Prepaid leases	$7,281,004	$6,827,609
Amortization of prepaid leases	(469,694)	(21,354)
	6,811,310	6,806,255
Less: Current portion of prepaid leases	(650,297)	(559,498)
Net prepaid leases	$6,161,013	$6,246,757

Amortization expense of prepaid leases for the three months ended September 30, 2011 and 2010 were $164,048 and $13,749, respectively. Amortization expense of prepaid leases for the nine months ended September 30, 2011 and 2010 were $461,118 and $13,765, respectively.

NOTE 10 – SHORT-TERM LOAN

Short-term loans included in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 consisted of:

	September 30,	December 31,
	2011	2010
	(Unaudited)
5.56% loan payable to Agriculture Development Bank of China, maturing on August 17, 2011, collateralized with buildings.	$-	$3,686,846

For the three months ended September 30, 2011 and 2010, the interest expense was $18,437 and $29,947, respectively. The interest expense for the nine months ended September 30, 2011 and 2010 was $145,034 and $86,392, respectively.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprise account payables, salary payables, and welfare payables. At September 30, 2011 and December 31, 2010, accounts payable and accrued expenses were $1,661,927 and $58,756, respectively.

NOTE 12 – EARNINGS PER SHARE

When calculating diluted earnings per share for common stock equivalents, the Company includes the potential shares that would be outstanding if all outstanding stock options or warrants were exercised.   This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

The following reconciles the components of the earnings per share computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2011:
Net income
Basic earnings per share income available to common shareholders	$6,616,958	12,958,031	$0.51
Effect of dilutive securities:
Warrants	-	-	$-
Diluted earnings per share income available to common shareholders	$6,616,958	12,958,031	$0.51

For the nine months ended September 30, 2010 (as restated):
Net income
Basic earnings per share income available to common shareholders	$5,502,043	12,017,940	$0.46
Effect of dilutive securities:
Warrants	-	515,916	$-
Diluted earnings per share income available to common shareholders	$5,502,043	12,533,856	$0.44

For the three and nine months ended September 30, 2011 and 2010 (as restated), all options and warrants were included the calculation of diluted earnings.

NOTE 13 – SHAREHOLDERS’ EQUITY

On June 9, 2010, Fuer International approved a 1-for-64 reverse stock split prior to the Share Exchange. The reverse split did not result in any modification of the rights of shareholders, and had no effect on the shareholders' equity in the Company except for a transfer from stated capital to additional paid-in capital. The Company effected the reverse stock split in connection with the consummation of the transactions contemplated by the Exchange Agreement, pursuant to which the Company conducted the Share Exchange with China Golden.

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 shares of common stock (the “Investor Shares”), and warrants to purchase 873,315 shares of common stock of the Company, for aggregate gross proceeds of $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per share, have a three year term and have a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the closing date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to cause the Registration Statement to become effective within 150 days of the closing date of the Offering. The Investor issued a written waiver of the registration right on November 15, 2010. As of September 30, 2011 and December 31, 2010, the warrants did not have intrinsic value.

As the parties in the abovementioned transaction were not related, the total amount of the proceeds was deemed as the fair value of the shares of common stock and warrants issued. The shares of common stock issued were valued at total proceeds minus the fair value of the warrants. Management is responsible for determining the fair value of the warrant, as of the grant date. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option valuation model to be $849,852. The valuation was based on the assumptions noted in the following table.

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

The balance of warrants issued and outstanding as of September 30, 2011 and December 31, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Warrants exercisable at September 30, 2011	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$2.58	873,315	1.71	$2.58	873,315	$2.58

The warrants issued in connection with the Purchase Agreement have a price adjustment feature if the Company should issue additional shares of common stock at a lower price than the exercise price of such warrants at any time prior to the eighteen-month anniversary of the Purchase Agreement. If additional shares should be issued at a lower price, the Company might have account for these warrants in accordance with the Derivative and Hedging Topic of ASC 815. If the warrants are determined not to have a scope exception and not to be indexed to the Company’s common stock, these warrants may be reclassified from equity to a derivative liability at their future fair value at the time the Company should issue shares of common stock below the original per share exercise price of $2.58 for such warrants. If deemed to be derivative liabilities, the warrants would be carried at fair value and adjusted as of the end of each reporting period subsequent to reclassification to a derivative liability from that of an equity instrument.

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. The Company has elected not to make discretionary surplus reserves since its establishment. For the nine months ended September 30, 2011 and 2010, appropriations to statutory reserves were both nil. The table below summarizes the statutory reserves:

	For the Nine months Ended
	September 30,
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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to the balance sheet date until the date these financial statements were issued.

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

Restatement of Previously Issued Unaudited Consolidated Financial Statements

As discussed in the explanatory note to this Form 10-Q, we have restated our previously issued unaudited consolidated financial statements and related disclosures for the quarter ended September 30, 2010 to properly record accrued shipping expenses and certain tax items.

We have concluded that United States generally accepted accounting principles, or US GAAP, required us to reclassify our accrued shipping expenses.  This quarterly report on Form 10-Q for the quarter ended September 30, 2011, includes the corrections to our previously issued unaudited consolidated financial statements for the quarter ended September 30, 2010.  Generally, for the quarter ended September 30, 2010, this financial statement restatement has resulted in:

•	An increase in our selling and marketing expenses and a corresponding decrease in our income from operations;

•	A decrease in our non-operating income; and

•	A decrease in our net income of $19,167 for the three months ended September 30, 2010, and $482,644 for the nine months ended September 30, 2010.

Throughout this quarterly report on Form 10-Q, all amounts presented from prior periods and prior period comparisons that have been revised reflect the balances and amounts on a restated basis.

The specific line-item effects of the restatement on the Company’s previously issued unaudited consolidated financial statements as of and for the quarter ended September 30, 2010 are as follows:

Consolidated Balance Sheets as of September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated
ASSETS
Current Assets
Cash and cash equivalents		$17,458,847	-	$17,458,847
Trade receivables, net		1,034,607	-	1,034,607
Other receivables, net		88,785	-	88,785
Inventories		774,946	-	774,946
Advances to suppliers		367,068	-	367,068
Biological assets		47,872	-	47,872
Current portion of prepaid leases		28,016	-	28,016
Total Current Assets		19,800,141	-	19,800,141
			-
Property, plant and equipment, net		2,692,032	-	2,692,032
Intangibles, net		290,033	-	290,033
Prepaid leases		405,979	-	405,979
Total Assets		$23,188,185	-	$23,188,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	a	795,935	577,845	1,373,780
Advances from customers		83,545	-	83,545
Income tax payable	b	890,669	(86,677)	803,992
Total Liabilities		1,770,149	491,168	2,261,317

SHAREHOLDERS' EQUITY
Common stock ($0.001 par value; 20,000,000 shares authorized, 12,958,031 shares issued and outstanding as of September 30, 2010)		12,958	-	12,958
Additional paid in capital		7,046,494	-	7,046,494
Statutory reserves		1,112,119	-	1,112,119
Retained earnings	c	11,782,515	(482,644)	11,299,871
Accumulated other comprehensive income	d	1,463,950	(8,524)	1,455,426
Total Shareholders' Equity		21,418,036	(491,168)	20,926,868
Total Liabilities and Shareholders' Equity		$23,188,185	-	$23,188,185

Notes:

(a)	Accounts payable and accrued expenses was increased by $577,845, representing a correction of accrued shipping expense.

(b)	Current income tax payable was decreased by $86,677, related to under-accrued shipping expenses.

(c)	Retained earnings were increased by $482,644, reflecting the factors stated above.

(d)	Foreign currency translation adjustments were decreased by $8,524, representing effects of adjustments stated above.

Consolidated Statement of Operations for the Nine Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated

Sales		$19,682,772	-	$19,682,772
Cost of goods sold		11,507,436	-	11,507,436
Gross profit		8,175,336	-	8,175,336

Operating and administrative expenses:
Sales and marketing	a	481,975	567,816	1,049,791
General and administrative		1,085,972	-	1,085,972
Total operating expenses		1,567,947	567,816	2,135,763

Income from operations		6,607,389	(567,816)	6,039,573

Other income (expenses):
Interest income		14,379	-	14,379
Interest expense		(86,392)	-	(86,392)
Other income, net		68,658	-	68,658
Non-operating income (expenses)	b	(23,974)	-	(23,974)
Other income (expenses), total		(27,329)	-	(27,329)

Income before income tax		6,580,060	(567,816)	6,012,244
Income tax expenses	b, c	595,373	(85,172)	510,201
Net income (loss)		5,984,687	(482,644)	5,502,043

Other comprehensive income:
Foreign currency translation adjustments	d	393,416	(8,524)	384,892
Comprehensive income		$6,378,103	(491,168)	$5,886,935

Earnings (loss) per share
Basic		$0.52	(0.06)	$0.46
Diluted		$0.50	(0.06)	$0.44

Weighted average number of shares issued and outstanding
Basic		12,017,940		12,017,939
Diluted		12,533,856		12,533,856

Notes:

(a)	Sales and marketing expenses was increased by $567,816, representing a correction of accrued shipping expense.

(b)	Current income tax expense was decreased by $85,172 related to under accrued shipping expenses.

(c)	Foreign currency translation adjustments was increased by $8,524, representing adjustment stated above.

Consolidated Statement of Operations for the Three Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated

Sales		$739,230	-	$739,230
Cost of goods sold		433,584	-	433,584
Gross profit		305,646	-	305,646

Operating and administrative expenses:			-
Sales and marketing	a	215,298	32,898	248,196
General and administrative		364,354	-	364,354
Total operating expenses		579,652	32,898	612,550
Loss from operations		(274,006)	(32,898)	(306,904)

Other income (expenses):
Interest income		6,576	-	6,576
Interest expense		(29,947)	-	(29,947)
Other income, net		92,568	-	92,568
Non-operating income (expenses)	b	(98,618)	-	(98,618)
Other income (expenses), total		(29,421)	-	(29,421)

Loss before income tax		(303,427)	(32,898)	(336,325)
Income tax expenses	b	31,997	(14,875)	17,122
Net loss		(335,424)	(18,023)	(353,447)

Other comprehensive income (loss):
Foreign currency translation adjustments	c	316,448	(8,003)	308,445
Comprehensive loss		$(18,976)	(26,026)	$(45,002)

Loss per share
Basic		$(0.03)	-	$(0.03)
Diluted		$(0.03)	-	$(0.03)

Weighted average number of shares issued and outstanding
Basic		12,095,881		12,095,881
Diluted		12,611,797		12,611,797

Notes:

(a)	Sales and marketing expenses was increased by $32,898, representing a correction of accrued shipping expense.

(b)	Current income tax expense was decreased by $14,875 related to under accrued shipping expenses.

(c)	Foreign currency translation adjustments was increased by $8,003, representing adjustment stated above.

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010:

	Note	Previously Reported	Correction of Errors	As Restated
Cash flow from operating activities:
Net income	a	$5,984,687	$(482,644)	$5,502,043

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		156,307	-	156,307
Amortization		20,942	-	20,942
Changes in current assets and liabilities
Restricted cash		220,250	-	220,250
Trade receivables		1,015,454	-	1,015,454
Other receivables		338,374	-	338,374
Inventories		6,983,619	-	6,983,619
Advances to suppliers		2,351,244	-	2,351,244
Biological assets		(47,042)	-	(47,042)
Increase in prepaid leases		(440,228)	-	(440,228)
Accounts payable and accrued expenses	b	275,616	567,818	843,434
Advances from customers		(304,085)	-	(304,085)
Other payables		80,394	-	80,394
Income tax payables	c	277,366	(85,172)	192,194
Net cash provided by operating activities		16,912,898	2	16,912,900

Cash flow from investing activities:
Purchase of property, plant and equipment		(53,875)	-	(53,875)
Purchase of intangible assets		(124,699)	-	(124,699)
Net cash used in investing activities		(178,574)	-	(178,574)

Cash flow from financing activities:
Proceeds from issuance of common stock		2,500,000	-	2,500,000
Repayment of short term loans		(2,200,575)	-	(2,200,575)
Net cash provided by financing activities		299,425	-	299,425

Foreign currency translation adjustment	d	269,673	(2)	269,671
Net increase in cash and cash equivalents		17,303,422	-	17,303,422
Cash and cash equivalents - beginning of period		155,425	-	155,425
Cash and cash equivalents - end of period		$17,458,847	$-	$17,458,847

Supplemental disclosure of cash flow information
Interest paid		$61,894	-	$61,894
Income taxes paid		$341,930	-	$341,930

Notes:
(a)	Net income was decreased by $482,644, representing a correction of accrued shipping expense and adjustment of overstated enterprise income tax.

(b)	Change in accounts payable and accrued expenses was increased by $567,818, reflecting a correction of accrued shipping expense

(c)	Change in income tax payable was decreased by $85,172, reflecting correction of over accrued enterprise income tax.

(d)	Foreign currency translation adjustment was decreased by $2, representing adjustment stated above.

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

•
Chain store program distribution network.  We have launched a chain store program in order to control our distribution channel and enhance brand awareness.  As of December 31, 2010 we had over 43 branded retail stores, but as of September 30, 2011 we expanded to over 234 branded retail stores.  We believe branded stores enable us to provide better sales services and launch more accurate marketing campaigns.  We expect these efforts to result in increased expenses associated with expansion, particularly sales and marketing expenses necessary to build market share and awareness of our high quality products.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Restated)	(Unaudited)	(Restated)

Sales	$744,882	$739,230	$29,457,603	$19,682,772
Cost of goods sold	381,244	433,584	18,513,409	11,507,436
Gross profit	363,638	305,646	10,944,194	8,175,336
Operating and administrative expenses:
Sales and marketing	182,351	248,196	1,574,189	1,049,791
General and administrative	472,944	364,354	1,443,788	1,085,972
(Loss) income from operations	(291,657)	(306,904)	7,926,217	6,039,573
Other income (expenses), total	(19,782)	(29,421)	(71,317)	(27,329)
(Loss) income before income tax	(311,439)	(336,325)	7,854,900	6,012,244
Income tax benefit (expenses)	7,797	17,122	1,237,942	510,201
Net (loss) income	$(319,236)	$(353,447)	$6,616,958	$5,502,043

Three months ended September 30, 2011 compared to September 30, 2010

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $0.01 million, or 0.8%, from approximately $0.74 million for the three months ended September 30, 2010 to approximately $0.75 million for the three months ended September 30, 2011.  This increase was primarily attributable to increased sales of fertilizers and was partly offset by decrease in sales of herbicides pesticides and germicides

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011			For the three months ended September 30, 2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	-	$-	-	-	$-	-
Soybean Seeds	-	-	-	-	-	-
Rice Seeds	-	-	-	-	-	-
Vegetable Seeds	-	-	-	-	-	-
Fertilizers	282	718	96%	808	707	96%
Plant Regulators	10	27	4%	29	15	2%
Pesticides and Germicides	-	-	-	5	17	2%
	292	$745	100%	842	$739	100%

While the quantity amount of fertilizer and plant regulators we sold during the three months ended September 30, 2011 decreased compared to the prior year period, the price at which we were able to sell our fertilizers substantially increased.  We believe this reflects the strength of our fertilizer products and marketing efforts, as well as general market conditions. The following table shows sales price per kilogram by product for the three months ended September 30, 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price
	Per Kilogram		Percentage
Product	2011	2010	Change
Corn Seeds	$-	$-	-
Soybean Seeds	$-	$-	-
Rice Seeds	$-	$-	-
Vegetable Seeds	$-	$-	-
Fertilizers	$2.55	$0.82	310.5%
Plant Regulators	$2.68	$3.76	71.3%
Pesticides and Germicides	$-	$0.53	-

Cost of Goods Sold

Our cost of goods sold consists primarily of cost of raw seeds and direct and indirect manufacturing costs, including production overhead cost for the products sold.  Cost of goods sold decreased approximately $0.05 million, or 12.0%, from approximately $0.43 million for the three months ended September 30, 2010 to approximately $0.38 million for the three months ended September 30, 2011.  This increase was primarily attributable to the decrease in sales of our fertilizers, which was due to decrease of herbicides, pesticides and germicides, which have lower profit margins.

Operating and Administrative Expenses

Our total operating expenses consist primarily of selling and marketing expenses and general and administrative expenses. Our total operating expenses increased by approximately $0.04 million, or 7.0%, from approximately $0.62 million for the three months ended September 30, 2010 to approximately $0.66 million for the three months ended September 30, 2011.

Sales and Marketing.  Our sales and marketing expenses consist primarily of shipping expenses (freight out), advertising expenses, year-end bonuses for the selling team, and other overhead expenses incurred by our selling and marketing personnel. Selling and marketing expenses decreased approximately $0.07 million, or 26.5%, from approximately $0.25 million for the three months ended September 30, 2010 to approximately $0.18 million for the three months ended September 30, 2011.  This increase was primarily attributable to a decrease in shipping and advertising expenses, and partly offset by an increase in travelling and other expenses. Selling and marketing expenses are likely to increase as we continue expanding our selling volume throughout China, and as we continue our advertising campaigns seeking to increase our market share and awareness of our products.

General and Administrative. Our general and administrative expenses consist primarily of salary and professional service fees.  General and administrative expenses increased approximately $0.11 million, or 29.8%, from approximately $0.36 million for the three months ended September 30, 2010 to approximately $0.47 million for the three months ended June, 2011. This increase was primarily attributable to an increase in salary of approximately $0.12 million. General and administrative expenses are likely to increase as we continue to expand our operations in China and hire additional employees.

Loss from Operations

Our loss from operations decreased by approximately $0.02 million, or 5.0%, from approximately $0.31 million for the three months ended September 30, 2010 to approximately $0.29 million for the three months ended September 30, 2011.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest expenses and finance costs, and other income and expense accounts. Other income (expenses) decreased by approximately $0.01 million from approximately $0.03 million for the three months ended September 30, 2010 to approximately $0.02 million for the three months ended September 30, 2011. This decrease was primarily attributable to the increase in interest expenses reflecting increases in short term loans.

Income Tax Benefit (Expenses)

We are subject to PRC enterprise income taxes. Our income tax benefit decreased by approximately $0.01 million, from a net tax benefit of approximately $0.02 million for the three months ended September 30, 2010 (as restated) to a tax benefit of approximately $0.01 million for the three months ended September 30, 2011. The increase was primarily attributable to the factors discussed above.

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

Nine months ended September 30, 2011 compared to September 30, 2010

Sales

Sales increased by approximately $9.77 million, or 49.7%, from approximately $19.68 million for the nine months ended September 30, 2010 to approximately $29.46 million for the nine months ended September 30, 2011.  This increase was primarily attributable to increase in sales of our field crop seeds, including corn seeds, soybean seeds, rice seeds, and vegetable seeds, reflecting our intensified marketing activities, the ongoing expansion of our market areas and distribution network throughout northeastern China, and increased demand for and market acceptance of our products.

The following table sets forth information regarding the sales of our principal products during the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30, 2011			For the nine months ended September 30, 2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	9,127	$11,134	37.8%	7,319	$8,920	45.3%
Soybean Seeds	5,350	7,056	24.0%	3,941	3,739	19.0%
Rice Seeds	7,146	6,594	22.4%	4,772	3,614	18.4%
Vegetable Seeds	130	1,732	5.9%	-	-	-
Fertilizers	1,782	2,424	8.2%	3,769	2,658	13.5%
Plant Regulators	310	518	1.7%	549	286	1.5%
Pesticides and Herbicides			-	126	466	2.3%
	23,845	$29,458	100.0%	20,476	$19,683	100.0%

While we continue to sell a greater absolute amount of corn seeds than other products, corn seeds have decreased as a percentage of our sales in the nine months ended September 30, 2011 compared to 2010.  Soyean seeds, rice seeds and vegetables seeds, which are higher priced products, have increased as a percentage of our sales in the nine months ended September 30, 2011 compared to 2010. The following table shows sales price per kilogram by product for the nine months ended September 30, 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price
	Per Kilogram		Percentage
Product	2011	2010	Change
Corn Seeds	$1.22	$1.22	-
Soybean Seeds	$1.32	$0.95	38.8%
Rice Seeds	$0.92	$0.76	21.4%
Vegetable Seeds	$13.32	$-	-%
Fertilizers	$1.36	$0.67	91.6%
Plant Regulators	$1.67	$0.52	221.3%
Pesticides and Germicides	$-	$3.70	-

Cost of Goods Sold

Cost of goods sold increased approximately $7.00 million, or 60.9%, from approximately $11.51 million for the nine months ended September 30, 2010 to approximately $18.51 million for the nine months ended September 30, 2011.  This increase was primarily attributable to the increase in sales volume, and increased prices of raw materials.

Operating and Administrative Expenses

Our total operating expenses increased by approximately $0.88 million, or 41.3%, from approximately $2.14 million for the nine months ended September 30, 2010 to approximately $3.02 million for the nine months ended September 30, 2011.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.52 million, or 50.0%, from approximately $1.05 million for the nine months ended September 30, 2010 to approximately $1.57 million for the nine months ended September 30, 2011.  This increase was primarily attributable to (i) an increase of approximately $0.22 million, or 40.9%, in shipping expenses, which was mainly due to growth of selling volume and increase in transportation cost as the price of gasoline increased; and (ii) an increase of approximately $0.26 million, or 224.0%, in advertisement expenses as we launched TV advertising campaigns in Heilongjiang and Jilin provinces and increased spending for advertisements in Jilin Province. Selling and marketing expenses are likely to increase as we continue expanding our selling volume throughout China, and continue our advertising campaign seeking to increase our market share and awareness of our products.

General and Administrative. General and administrative expenses increased approximately $0.35 million, or 33.0% from approximately $1.09 million for the nine months ended September 30, 2010 to approximately $1.44 million for the nine months ended September 30, 2011. This increase was primarily attributable to an increase in amortization for prepaid leases of approximately $0.21 million, an increase of $0.05 in traveling expenses, and an increase of $0.05 million in property taxes. General and administrative expenses are likely to increase as we continue to expand our operations in China and hire new employees.

Income from Operations

Our income from operations increased by approximately $1.89 million, or 31.2%, from approximately $6.04 million for the nine months ended September 30, 2010 to approximately $7.93 million for the nine months ended September 30, 2011.

Other Income (Expenses)

Other income (expenses) increased by approximately $0.04 million to approximately $0.07 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was primarily attributable to the increase in interest expenses, reflecting increases in short term loans.

Income Tax Expenses

We are subject to PRC enterprise income taxes. Our income tax expenses increased by approximately $0.73 million, or 142.6%, from approximately $0.51 million for the nine months ended September 30, 2010 to approximately $1.24 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase in our income before income tax and an enterprise income tax reduction of approximately $0.43 million during 2010.

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

Liquidity and Capital Resources

We had retained earnings of approximately $17.17 million and $10.56 million as of September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011, we had cash and cash equivalents of approximately $10.93 million, total current assets of approximately $21.22 million, and a working capital surplus of approximately $18.27 million. As of September 30, 2011, we had no short term debt and total liabilities of approximately $2.95 million. During the three months ended September 30, 2011, the largest aggregate amount of short term bank loans we had outstanding was approximately $2.99 million. We have financed our activities to date principally from cash generated from our operations. We maintain a large balance of non-cash current assets because of our collection process with respect to trade receivables. We expect to collect a substantial portion of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Our summary cash flow information is as follows:

	For the nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$12,745	$16,912
Net cash used in investing activities	$(764)	$(178)
Net cash (used in) provided by financing activities	$(3,740)	$299

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by approximately $4.16 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which was primarily attributable to:

i)	an increase of approximately $1.11 million in net income;
ii)	a decrease of approximately $1.41 million in changes in trade receivables, as we improved collection of accounts receivable during our slower season;
iii)	a decrease of approximately $0.50 million in inventory, as we decreased inventory level during the weak season;
iv)	an increase of approximately $7.73 million in changes in advances to suppliers due to our increased prepayments for seeds, which are harvested during October and November; and
v)	an increase of approximately $0.61 million in other payables.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities, and our purchase of a new product patents. Net cash used in investing activities increased approximately $0.58 million, from approximately $0.18 million for the nine months ended September 30, 2010 to approximately $0.76 million for the nine months ended September 30, 2011.  This increase was primarily attributable to investment in equipment and purchases of seed patents.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities increased approximately $4.04 million, from an inflow of approximately $0.30 million for the nine months ended September 30, 2010 to an outflow of approximately $3.74 million for the nine months ended September 30, 2011, which was primarily attributable to a $2.50 million equity financing in 2010, and an increase of approximately $1.53 million of repayment of bank loans.

Enterprise Tax Rate

In December 10, 2009, we were recognized as a High-and-New Technology Enterprise, or HNTE, by the PRC government. This entitled us to a favorable enterprise income tax rate of 15% for three years ending in 2011. We received a tax deduction on enterprise income tax payable for our income tax payables for 2009, which amounted to approximately $430,000, during the year ended December 31, 2010 related to the tax rate. We are applying to renew our HNTE status.

Contingencies

Certain conditions may exist as of the date our financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Critical Accounting Policies

The consolidated financial statements include the financial statements of Fuer International and our subsidiaries and variable interest entities.  All transactions and balances among the consolidated group have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for receivables – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  A number of factors are considered when determining the allowances, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review semi-annually, and events could occur that would require us to increase our allowance in the future. No bad debt expense was identified and recognized for the three and nine months ended September 30, 2011. Below is our aging schedule as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
1-30 days	$416,121	$3,446,798
30-60 days	578,472	453
60-90 days	101,308	-
90-180days	-	-
180-360days	-	-
>360 days	-	-
Total	1,095,901	3,447,251
Allowances for doubtful account	(383,534)	(371,139)
Trade receivable, net	$712,367	$3,076,112

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and nine months ended September 30, 2011 and 2010.

Estimate of the useful lives of intangible assets – Intangible assets, which are purchased seed variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that the carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three and nine months ended September 30, 2011 and 2010.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We render neither sales returns nor rebates to our customers, thus revenue reflects the actual sales to which we are entitled. Although we have not experienced significant dissatisfaction with any of our products, in certain instances when customers or distributors reported negative results from using our products, we have issued credits to these customers or distributors on a limited basis.  Our issuance of credits during the three and nine months ended September 30, 2011 and 2010 was minimal. We have not accrued such potential customer credit as of September 30, 2011 or December 31, 2010 based on our previous positive experience with products sold.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or the FASB, issued guidance regarding testing goodwill for impairment.  The guidance simplifies how entities test goodwill for impairment.  The guidance provides an entity with the option to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  After assessing the qualitative factors, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  If an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step impairment test as well as resume performing the qualitative assessment in any subsequent period.  The guidance is effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We will perform our annual goodwill impairment testing in the fourth quarter of 2011 and plan to early adopt the provisions of the guidance.  We have not yet adopted this guidance and do not expect that its adoption will have a material impact on our financial statements.

In June 2011, the FASB issued guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have not yet adopted this guidance and do not expect that its adoption will have a material impact on our financial statements.

In May 2011, FASB issued guidance on efforts to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. We have not early adopted the new guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In April 2011, FASB issued guidance on the effective control and repurchase agreements.” The guidance specifies the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control, which should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets if an entity enters into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective prospectively to transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. We have not early adopted the guidance and we are currently evaluating the impact on our consolidated financial statements of adopting this guidance.

In December 2010, FASB issued guidance regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner than under current practice. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on our financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of PRC income taxes, a portion of the income of a Foreign Invested Enterprises must be allocated to statutory reserves. The public welfare fund reserve is limited to 50 percent of the registered capital. Statutory reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the company, which is made by the end of each calendar year. This reserve is not transferable to us in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2011 and December 31, 2010, we had $1,682,673, respectively, in these non-distributable reserve funds.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2010, because we lacked sufficient qualified accounting and finance personnel with an appropriate level of US GAAP knowledge and experience and lacked an independent director with extensive knowledge of accounting and financial reporting.  We are still in the process of remediating this material weakness, and we also concluded that our financial statements contained in our Form 10-Q for the quarterly period ended September 30, 2010 should be restated. These factors substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2011.

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

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have begun instituting various measures to improve our internal control over financial reporting.  Except for these measures, there have not been any changes in our internal control over financial reporting for the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	FUER INTERNATIONAL, INC.

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
101
Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) consolidated balance sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010; (iii) unaudited consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010; and (iv) notes to consolidated financial statements, tagged as blocks of text  *
X

* The Interactive Data Files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.