Form 10-K
period 2011-12-31
Fuer International Inc.
filed 2012-03-30
CIK 1445229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None

Securities registered under Section 12(g) of the Act: Common Stock

Common Stock, par value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes     ☒No

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

☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,125,448 based upon the closing price of $1.01 as quoted on the OTC Bulletin Board. As of March 30, 2012, there were 12,958,032 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

China Golden Holdings (“China Golden”), incorporated in British Virgin Island on November 30, 2009, conduct its business through Qiqihar Deli Enterprise Management Consulting Co., Ltd., a wholly foreign owned enterprise (“WFOE” or “Deli”),. Through a series of contractual agreements (“Contractual Agreements”) entered into on March 25, 2010, Qiqihar Fuer Agronomy Inc. (“Qiqihar Fuer”), as discussed below, was accounted for as a variable interest entity of the Company.

Qiqihar Fuer, established in 2003, is a leading manufacturer and supplier of seeds and fertilizer products in the northeastern China. Fuer has a diverse product selection of seeds, humic fertilizers and plant regulator products. As a leading regional provider of field seeds and fertilizers in Northeastern China, the Company has a sales network which covers key provinces, cities, counties and towns across the region. As of December 31, 2010, the Company had 217 employees a, among which 20 are research and technical staffs and 75 are with the sales team. The Company produces seeds under contracts with local farmers or state owned farm. We have two fertilizer production lines, with an annual production capacity of 50,000 tons in total.

The Company achieved annual revenue growth of 41.74% in the year ended December 31, 2011, as compared to the year ended December 31, 2010. The Company is seeking future growth by introducing advanced and improved seeds and fertilizer product, expansion of its network of branded retail stores.

	For the years ended December 31,
	2011	2010
	(Audited) ($ in thousands)
Summary of Historical Income
Sales	$30,643	$22,744
Gross profit	$11,406	$9,419
Net income	$5,787	$5,330

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

Strong growth potential in China’s agriculture market – Pursuant to the statistics of the Food and Agriculture Organization of the United Nations (“FAO”), China’s seed market ranked 2nd in the world, immediately following the United States. In terms of quantity, seeds consumption in China ranks the 1st worldwide. The underlying reason is the low seeds price, and the farmers’ tradition to use harvest crops as seeds for the next cultivation period. The seeds used by farmers are generally inferior to hybrid seeds from providers, as features of the hybrid seeds tend to degenerate over the generations and may become unprofitable to grow. We believe it is a great opportunity to enhance profitability by providing quality seeds, and consistent introduction of improved seed varieties.

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

On March 21, 2011, our Board of Directors (”the Board”) voted unanimously to appoint Chen, Huabang, age 47, and Mr. Li, Zeyu as independent directors of the Company, effective immediately, to serve until its next annual meeting of stockholders. The Board has determined that Mr. Chen and Mr Li are independent directors within the meaning set forth in the applicable rules, as currently in effect. Both Mr. Chen and Mr Li is entitled to $20,000, plus reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his services as a director of the Company in 2011. See “Item 10 – Directors, Executive Officers and Corporate Governance”.

Recent Operational Achievements

In March, 2010 we launched chain store program to solidity its control of distribution channel, enhance brand awareness. The Company believes this program will flatten our sales network and boost our revenue and profitability. With the help of our branded stores, we are able to provide better sales services and launch more accurate marketing campaigns. As of December 31, 2011, the Company have established 5 direct owned stores and 43 branded stores.

On March 30, 2010, the Company entered into an agreement with individuals to lease farm land of 9.33 acres for five years, and have established its research field for hybrids of field crops and vegetable and fruits. With this step, we expect to build a research platform to develop field crops of high yields, high resistance, and high production stability.

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

During 2010 and the first month of 2011, our new corn varieties, Fudan No V, VI, VII, was approved and registered in Heilongjiang and Inner Mongilia. During field tests, the new crop varieties are prove to have higher yield than peers, including ZD958, one of the most popular corn variety in the northern part of China, We believe the new product will strengthen our market position in southern part of Heilongjiang, and provinces of Jilin, Inner Mongolia and Liaoning.

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

Our major seeds include corn, rice, soybean and vegetables, primarily distributed in Heilongjiang and Jilin Province. The following charter illustrates the planting areas in these two provinces:

Planting Areas of Major Grain Crops in Heilongjiang & Jilin in 2008 (Unit: thousand hectares)

	Rice	Wheat	Corn	Soybean
Heilongjiang	2,391	239	3,594	4,324
Jilin	659	6	2,923	619
Liaoning	659	10	1,885	204
Inner Mongolia	98	452	2,340	1,037

Source: 2010 China Statistic Year Book, National Statistic Bureau of China.

Agriculture production in northeastern China differs greatly from other regions in China. Crops are planted and harvested once a year. The region is divided into different zones according to temperature and rainfalls. Heilongjiang province, the largest and the most important agricultural province in the region, is divided into 6 accumulated temperature zones based on accumulated effective average temperatures during the year, which represents total effective sunshine for plant growth.  Zones 1 to 2 represents the southern part of the province, and are fit for growing corn and rice. Zone 3 and 4, represents the middle part of the province and is fit for growth of soybean and certain corn varieties. Zone 5 and 6, the northern part of the province where accumulated temperature is lower than 2,000 centigrade, is fit only for growth of soybeans. The boundaries between the accumulated temperature zones may shift from year to year. In some years, when the weather is colder than average years, farmers in southern zones may have to cultivate the crops with shorter maturities which are suitable for higher temperature zones. Companies that do not have a broad product portfolio would be more adversely affected by changes in climate.

Product Portfolio

Corn

Corn is the second largest grain in China in terms of total yield. Its planting area in 2008 is 29.86 million hectare and its annual production volume has reached 166 million tons. Both the planting area and production volume rank No. 2 in the world. The main production areas of corn in China are Heilongjiang, Jilin, Liaoning, Inner Mongolia, Hebei, Henan and Shandong Provinces. Farmers in Northeast China plant crop once a year. The planting area in Heilongjiang, Jilin, Liaoning and Inner Mongolia totaled 10.74 million hectares, or 35.96% of the national area in 2008. Corn yields were 65.05 million tons, or 39.21% of the national volume. Based on the newly published 12th Five Year Plan, Planting area of corn is likely to increase, especially in accumulated temperature zone 3 and zone 4.

As of December 31, 2011, we have 24 proprietary corn seeds varieties, which is primarily developed for Heilongjiang province. We face little competition in the markets in accumulated temperature zone 3 and zone 4.

Rice

In 2008, the planting area of rice takes up approximately 27.38% of the total planting area for grains in China. Rice accounts for more than 50% of commodity grains. In 2008, the planting area of rice reached 29.24 million hectare, and rice production volume reached 191.90 million tons. The PRC government is aiming to increase the and promote the wider use of planting area of rice and high yield seeds

As of December 31, 2011, we have 15 proprietary rice seeds varieties, which primarily focus on accumulated temperature zone 1 and zone 2. We will focus on developing high yield seeds of higher resistance to hazard.

Soybean

Soybean is a traditional Chinese food, usually used for making various soybean products, including soybean oil, sauce and protein. Soybean residue or powder can also be used as feed for livestock. In 2008, the total volume of soybean production in China was 20.43 million tons. Heilongjiang Province is the main soybean production area in China. In the northern part of Heilongjiang and Inner Mongolia Province, soybean is the only applicable field crop. Farmers plant soybean once a year. In 2008, the planting area of soybean in the region reached 6.18 million hectares, or 51.03% of the total plating area for soybean of China. As of December 31, 2011, we have 27 proprietary soybean seeds varieties.

Applicable region	Corn	Rice	Soybean
Accumulate temperature zone 1, 2	7	10	7
Accumulate temperature zone 3, 4	7	3	12
Accumulate temperature zone 5, 6	0	0	7
Jilin, Inner Mongolia, and Liaoning	10	2	1
	24	15	27

For the year ended December 31, 2011, field seed products contributed to approximately $25.53 million, or 83.32% of our total revenue in 2011, an increase of approximately $6.70 million or 35.59%, as compared with 2010.

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

Humic Acid Fertilizers and Plant Regulators contributed to approximately $5.11 million, or 16.68% of our total revenue in 2011, an increase of approximately $1.67 million or 48.56%, as compared with 2010.

Pesticides and Herbicides

In order to enrich our agricultural material product lines, we signed an OEM agreement with Qingdao Fuer Agronomy Pesticide Co., Ltd. in 2006 and consigned it to produce basic pesticide products. Fuer then distributes these products under the “Fuer Brand”. Currently, we are selling 39 types of chemical products around China. Qingdao Fuer was owned by Mr. Zhang Li, our chairman of the board of directors.

Pesticides and herbicides did not contribute any revenue in 2011, a decrease of approximately $0.47 million as compared with 2010.

Operation

Sales & Marketing

Sales Team

As of December 31, 2011, we have established 5 wholly-owned stores, 43 franchised stores, and distribute to 1,057 distributors in these areas. Revenue from sales to distributors and our branded stores accounted for approximately 90% of the total revenue. The Company is now trying to set up a strong selling network in the existing markets, extend depth and width of distribution channels.

At present, our sales team consists of 75 staff, mainly responsible for developing and maintaining channel relations, managing orders from distributors, collecting distributors’ inventory information, sending latest market information to the Company, and drafting and implementing promotion plans in promotion areas, as well as providing post sales services.

Channel

Currently, the Company sells products through distributors, 43 branded stores, and our sales hall together with 5 stores directly operated by the Company. The Company renews sales agreements with its distributors each year. As of December 31, 2011, we provide our products to 1,057 distributors all over the country. We provide sales consultants to the stores and offer advisory services and recommendations to farmers who are end users of our products.

We have enrolled sales agents in villages for certain of our product to local villagers at our retail price and purchase seeds from the Company at a price discount from our retail price. We do not offer any commissions to the sales agents.

In March, 2010, the Company started its reformation of existing sales channels by creating a branded store network. There will be two types of branded stores: wholly owned stores and enrolled branded stores. The enrolled branded stores are required to be decorated according to our unified customer image design and provide unified brand information to farmers. We set sales targets with each branded store prior to each sales period. We will provide product to our branded stores with lower prices, which are determined by our sales department.

In the past, distribution channels of agricultural materials in China were mainly Supply and Marketing Cooperatives set up by the government. After 1980s, these supply and marketing enterprises were gradually privatized. As a number of private enterprises entered into this area, market competition was intense and disorganized. In the past 10 years, fake seeds and fake fertilizers that did harm to farmers frequently appeared. In addition, as the distribution channels of agricultural materials are in chaos and the products they sell are of all shapes and colors, it make it difficult for farmers to accurately select quality agricultural materials. In addition, we estimate that the markup is approximately 40% of the retail prices.

The Company launched its branded store program in March, 2010, aiming at enhancing channel efficiency and brand awareness by downward integration of sales channels. Under the program, we will establish direct owned stores in the most important sales region, and enroll our distributors to be our branded store cooperators. At the preliminary stage of our branded store program, we sold our products to the branded stores at lower prices. The branded stores are required to concentrate their marketing efforts only on our product, and report its inventory level timely to the Company. We believe our stores will enhance our profitability by reducing cost of sales channel. We will be able to control the terminal sales of our product, and provide a unified product retail prices to our customers. With unified store decoration and integrated marketing efforts, we will be able to attract farmers to join our membership, so as to enhance our brand awareness and loyalty, and maintain a customer database which will enable us to provide post sales services to our target customers. But for price rebates, no commission or compensations was rendered to our branded stores.

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

Pricing

We usually determine our product prices in December and January. When the yearly pricing begins, salespersons from our sales department gather prices of competing products. The Company then established trail prices and sell seeds at the trial prices. The final selling prices will be set after several rounds of trial selling. Usually, once the prices are set, they will not be easily changed.

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

Post-Sales Support

We have establish a toll free call center to answer to customer inquiries, provide agricultural information to our customers, and gather market feedback to support sales planning. The Company also provides tips for customers by sending short messages during the growing periods of crops.

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

Advertisement - We usually launch large-scale advertising campaigns in “golden hours”, which is generally from 19:00 to 22:00 in each day, on local television channels of key sales areas from November to June. We invite well-known rural filma dn TV stars as our products spokesperson and have received positive market feedback. We have also presence in massive outdoor advertisement, which is on the house walls of villagers As of December 31, 2011, our advertising expenses accounted for 1.19% of total sales revenue of the year.

Conference Marketing - The Sales Department regularly sends a professional team to attend key exhibitions of the industry, and connects with national large-scale enterprises and key clients. In 2011, we attended several seeds exhibition and selling meetings.

Activity Marketing - The Company holds marketing activities in key areas every sales season. The activities will be planned and carried out by local business managers. Activities include discounts, professional lectures and outdoor exhibitions.

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

During 2010 and the first month of 2011, our new corn varieties, Fudan No V, VI, VII, was approved and registered in Heilongjiang and Inner Mongilia. During field tests, the new crop varieties are prove to have higher yield than peers, including ZD958, one of the most popular corn variety in the northern part of China, We believe the new product will strengthen our market position in southern part of Heilongjiang, and provinces of Jilin, Inner Mongolia and Liaoning.

We modify humic fertilizer formulas for crops of different production conditions in different stages. Our Marketing Department and Fertilizers Production Department screen potential market opportunities and set Research and Development targets based on feedback from our sales person; the Fertilizer Technique Division will be in charge of preliminary research and development. New fertilizer varieties will be put into trial production after examination; we will start large-scale distribution after the field test. Limited by plant growth periods, the whole process can be finished within 6 to 8 months.

Joint Research

We are fully aware of importance of adopting most advanced seeds research methods. We are actively connecting with renowned institutions and scientists to setup joint research programs.

Production

Seeds

During 2010, the Company starts to breed its high end seed product with to leased 1,100 hectares of lands. We expect to gather cultivation experience for preparation for production of high end seeds that are developed by genetic modification, and other state of art approaches.

Traditionally, we adopt the “Company + Farmer” Mode and conduct production through farmers who have signed contracts with us. When we sign contracts with these farmers, we introduce them to purchase seeds for breeding from qualified agricultural institutes. When the crops are mature, we will make arrangements to purchase seeds they have produced. Farmers will bear the delivery cost. We process the raw seeds for sale in accordance with our production plan. During growth period and flowering period, we regularly send technical staffs to monitor the growing situations of crops in each production field, and provide timely technical guidance to farmers. We require our technical staffs to provide timely guidance to farmers on problems appearing during crop growth and recommend our fertilizer and pesticide products to farmers.

Fertilizers

Our production line can produce 3,000 tons of liquid fertilizers and 50,000 tons of solid fertilizers every year. By establishing and implementing strict operating rules, we have reduced impact of human factor on products quality. Key production processes are monitored closely by our technicians.

Policy & Regulation

Agricultural Material Industry Policy

As stated in the 12th Five Year Plan published on March 17, the Chinese government plans to increase domestic grain output by 50 million tons, by increased use of high yield seeds and improved agriculture techniques. We believe the market demand for high yield seeds with high resistance in northeastern China will boom in the next 5 years.

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

In addition, the Ministry of Agriculture made it clear in the Opinion on Deepening the Promotion of Rural Reform and Innovation of Agricultural Operation System that the government will encourage the development of new agricultural materials distribution model, i.e. chain store retailing system. The Opinion clearly points that China will develop agricultural chain stores with great efforts to change the chaotic situation in agricultural materials distribution channels, reduce prices of agricultural materials, ensure quality of agricultural materials, and enhance government’s supervising abilities in the circulation link of agricultural materials.

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

According to data provided by relevant government authorities, China’s population increased by 54 million or 4.21% from 2002 to 2008. The 11th Five-Year Plan shows: China’s total population will be controlled at 1.37 billion in 2010 and 1.46 billion in 2020; and China’s population will reached the peak of about 1.5 billion in around 2033. By then arable land per capita in China will decrease to 0.21 acre.

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

China has been relying on extensive consumption of resources to sustain its grain supply. In 2007, fertilizer consumption per hectare reached 0.34 ton, a 26.83% increase as compared with 2000 and 192.03% increase as compared with 1990. It is estimated rice production consumed over 50% of water resources in China. As fertilizers are made from fossil energy and other minerals that are not renewable, supply of fertilizers is threatened by decreasing resources, which will fundamentally strike China’s grain supply. Due to fertilizer residues accumulation, soil condition deteriorated year by year. The extensive use of fertilizers also results in contamination of river and lakes, causing serious ecology disasters.

According to FAO, the world average of 25% increase in grain output per acre was contributed to by improved seeds, while this ratio reached 40% in certain developed countries. Therefore introducing new seed varieties is the only way for China to sustain its food supply.

Seeds market ranked 2nd in the world, but still has great potential

Scale of China’s seed market fluctuated around 12.5 million tons or $4.39 billion, which is 200% of US seed market in terms of volume but 50% in terms of dollar amount of market scale. Compared with developed countries, China’s seed market is promising because:

Consumption of commercial seed products is still far below world average - According to FAO, over 70% of seeds used in the world were commercial seed products. In the developed countries, this rate would even surpass 90%. In China, however, only 38.5% of seeds used were provided by commercial seeds producing companies, while the remaining 61.5% was satisfied by seeds bred by the individual farmers, which is inferior as compared with commercial seeds.

Low seed price – Low seed prices were primarily resulted from out of date hybrid seed products. As patent of such products expire, small seed companies are willing to produce such product and then compete with low prices. In contrast, with its exclusive product line, Fuer provides its quality seed products at price higher than industry average. We believe it is quality rather than price that is the most important feature in competition.

Staled production method – Low seed prices also result from staled seed processing techniques. At present, few companies in China are able to control quality of every single kernel of its products. The processing technique directly leads to lower germination rate as compared with production from the world’s leading seed companies.

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

Disintegration of research and distribution

At present, most improvement and research on new seeds is conducted by state owned institutions. The institutions were targeted at inventing plants that fit for local agricultural conditions. Most of the Chinese companies purchase product patents form research institutions instead of conduct research projects on its own. The companies purchase such patent by auction or provide cash support to the researchers. The barrier between research and distribution hampers conversion from patent to product, as well as improvement of the seed industry.

The Company has maintained steady cooperation with local agricultural institutions and academies, such as Heilongjiang Academy of Agriculture Science and Heihe Institution of Agriculture. We will subsidize the research programs if feasibility is established, in exchange for preemption of the patent or long term exclusive franchise rights over the new seed variety.

Genetically Modified Crops in China

At present, China prohibits production and distribution of genetically modified crops. The Chinese have been adverse toward genetically modified crops (“GM crops”). 2 GM corn varieties were granted safety license in November, 2009. With regards to the short history of GM crops, there are no clear results about safety of the GM crops to humans and nature. In the United States and Europe, GM crops are not allowed to be made directly edible for human consumption.

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

According to the National Bureau of Statistic of China, in the past three decades, China relied greatly on fertilizers to boost grain yields. In 2005, the production volume of fertilizers in China reached 48,300,000 tons, accounting for 33% of the world’s volume. It is predicted that the total production volume of fertilizers in China will surge to 50 million tons by 2015. From 1980 to 2007, annual consumption of fertilizers increased from 12,694,000 tons to 51,078,000 tons, representing a growth rate of 302.38% and a compound annual growth rate of 5.10%.

Compared with traditional fertilizers, compound fertilizers contain more nutrients and little accessory constituents and own fine physical properties, which are very important in balancing fertilization, improving fertilizer use efficiency, and ensuring high and stable yields. From 1980 to 2007, annual consumption of compound fertilizers increased from 272,000 tons to 15,030,000 tons, representing a compound annual growth rate of 15.41%. Currently, compound fertilizers consumption accounts for 29.43% of all fertilizers consumption. It is predicted that demand for compound fertilizers will reach 25 million tons in 2015. We estimated that the market scale of compound fertilizers would reach $50 billion in 2009.

Because traditional fertilizers have been used for a long time, the quality of arable land in China keeps declining. Soil crust and decrease in soil quality have become key factors that restrict grain yields growth in China (National Grain Security Program for Medium and Long-Term (2008-2020)). According to information provided by the Organization for Economic Co-operation and Development in 2006, China’s government invested 1.6% of the Gross Domestic Product into environmental protection, including improving agricultural environment. The government was also considering providing subsidies to farmers in order to encourage farmers to adopt advanced agricultural production materials and improve farming techniques.

Producers of compound fertilizers including plant nutrition regulators are mainly traditional fertilizer producers. China’s fertilizer industry is very fragmented. In 2007, a total of 2,800 enterprises have reported to the Ministry of Agriculture for record, among which 164 are humic acid producers. We believe that most products in the current market are not able to provide the targeted solutions for different growth phases of crops, which is not effective in increasing yields. As China strictly controls import and export of fertilizers, large international fertilizer companies

Strategy

Expanding Network of Our Branded Stores

In the future, we intend to focus our sales channel on our new direct-owned stores and enroll more branded stores in our market, so as to enhance our profitability and customer loyalty. We will establish customer membership and database to trace the habits of customers to improve accuracy in marketing efforts and customer service. We believe this business will take our existing

Upstream Integration into raw seeds breeding

During 2011 and 2010, we executed our upstream integration plan by leasing 1,100 hectares of land for breeding high end seed products. With the implementation of this plan, we anticipate to be able to improve our seeds quality and lower breeding cost. Additionally, we expect to gather cultivation experiences and prepare for production of the seeds developed by advanced research approaches, such as genetic modification and molecular marker aided selection method.

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

Developing Fertilizers and Herbicides Tailored to Specific Crops.

We intend to develop our fertilizers and herbicides tailored to specific crops, based on our extensive knowledge of seeds and crop cultivation. We expect to integrate our seeds, fertilizer and herbicides products into packages, and provide to farmers through our chain stores.

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

Risks and Challenges

Our business and operations are subject to a number of risks. Please see “Risk Factors”.

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

Our success depends to a large extent upon the continued service of a few executive officers and key employees, including Mr. Zhang Li, our Chairman of Board of Directors.

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

For the fiscal year ended December 31, 2011, sales of our seed products constituted approximately 83.32% of our revenues, as compared to 82.81% for the year ended December 31, 2010. Our dependence on the field seed market makes us particularly vulnerable to negative market changes that may occur in this product line. In particular, if demand for our corn seed products generally decreases or if industry supply exceeds demand, prices will be driven downward and our margins will be negatively impacted, which would have an adverse effect on our business, results of operations and financial condition.

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

Agreements between our subsidiaries that have been entered into may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. These agreements relate to, among other things, the transfer of intellectual property rights and the provision of technical research, production and distribution services.

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

We produce our seeds with farmers who possess land totaling 16,474 acres in aggregate. To produce seeds, crops are planted 9~12 month in advance of distribution of seeds.  As a result, the source of supply for our seeds is subject to all of the risks associated with any agricultural enterprise, including natural disasters such as widespread drought, flood, snowstorm, pestilence, plant diseases and insect pests, and man-made disasters such as environmental contamination. Other man-made incidents may damage our products, such as arson or other acts that may adversely affect our field seed inventory in the winter storage season. Furthermore, natural or man-made disasters may cause farmers to migrate from the farmland, which would decrease the number of end users of our products. We have attempted to manage this risk by obligating ourselves to pay the farmers who produce our seeds only for the quantity of seeds that they produce, thus limiting our expenses somewhat. We have also set up a storage system attempting to manage this risk. However, in the event of a widespread failure of the field seed, we would likely sustain substantial operating losses, due to both the fact that a significant portion of our expenses are fixed overhead and that the loss of a large portion of a field seed would limit our revenues significantly.

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

In recent years, the economy of China has experienced unprecedented growth.  As a result of the global financial crisis, this growth has slowed in the last six months, and if the growth of the economy continues to slow or if the economy contracts, our business will suffer a reduction in sales growth and expansion opportunities.

The rapid growth of the PRC economy has historically resulted in widespread growth opportunities in industries across China. As a result of the global financial crisis and the inability of enterprises to gain comparable access to the same amounts of capital available in past years, there may be an adverse effect on the business climate and growth of private enterprise in the PRC. Such a described economic slowdown could have an adverse effect on our sales and may increase our costs and efficiency. Conversely if economic growth slows, and if, in conjunction, inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that we would be able to increase our prices to an extent that would offset the increase in our expenses.

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

As of March 28, 2012, our executive officers, directors and principal shareholders and their affiliates beneficially would own 7,883,331 common shares, or 60.84% of the outstanding shares of the Company’s ordinary stock. These shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and some transactions may be more difficult or impossible without the support of these shareholders. Furthermore, the interests of these major shareholders may conflict with those of other shareholders. We also conduct transactions with businesses in which our principal shareholders maintain interests. We believe that these transactions have been conducted on an arm’s length basis, but we cannot assure you that these transactions would have the same terms if conducted with unrelated third parties.

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

ITEM 2.	PROPERTIES

We have offices at all operational locations. The facilities were added to with the expansion of our facilities.

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

Our principal executive offices are located in the Fulaerji District in Qiqihar, Heilongjiang Province where we own approximately 4,293 square meters of office space, and the right to use approximately 15,132 square meters of land for storage and process of seed products. The land use right, property, plant, and equipment currently secure a loan of RMB 24.30 million from Qiqihar Branch of Agriculture Development Bank of China, which was repaid on August 17, 2011. Management believes additional office space and production facilities will be needed as our operation expands.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. As of March 30, 2012, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2008:
3rd Quarter	$12.80	$12.80
4th Quarter	$17.99	$16.79

Year Decenber 31, 2009:
1st Quarter	$6.40	$6.40
2nd Quarter	$3.20	$3.20
3rd Quarter	$3.90	$3.90
4th Quarter	$3.90	$3.90

Year Ended December 31, 2010:
1st Quarter	$6.32	$6.32
2nd Quarter	$13.92	$13.92
3rd Quarter	$5.50	$5.00
4th Quarter

Year Ended December 31, 2011:
1st Quarter	$5.00	$1.01
2nd Quarter
3rd Quarter
4th Quarter

Source: www.nasdaq.com

* The Company’s stock has not been actively traded since the end of the 1st quarter of the year ended December 31, 2011.

On March 4, 2011, the closing sale price of our shares of common stock was $1.01 per share. As of March 30, 2012, there were 12,958,032 shares of our common stock outstanding held by 554 shareholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Historical Developments

Since establishment, we have endeavored to develop new products. In 2005, we purchased a humic fertilizer patent from China Institute of Agriculture, and have developed a series of products based on the patent that adapt to different environment and soil conditions in different area of northeastern China. In 2007, we participated in the China Spark Program, a plan for developing new agricultural techniques and product lead by the Ministry of Science and Technology of PRC, and invented cold proof additives for seeds. The additive will be launched in 2012.

During the past 7 years, Fuer has been diligent on product quality and successfully elevated our brand reputation and attained a solid customer base. We were granted “the Most Respect Enterprise Award” in 2007 by the China Academy of Humic Acid Industry. In 2008, we were certified under ISO 9001 and 14001.

On December 10 2009, the Company was recognized as a “High-tech Enterprise” by the state government, which entitled us to favor upon enterprise income tax for three years ended in 2011 retroactive to the beginning of 2009. In January 2011, the Company received a renewed certification as a “High-tech Enterprise” which entitled us to enjoy a favorite enterprise income tax for three years ended in 2014.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the year ended December 31,
	2011	2010
	($ in thousands)
Statements of Operations Data
Sales	$30,643	$22,744
Cost of goods sold	19,237	13,325
Gross profit	11,406	9,419
Operating and administrative expenses:
Sales and marketing	2,300	1,705
General and administrative	2,202	1,717
Income from operations	6,904	5,997
Other income (expenses), net	(70)	(90)
Income before income tax	6,834	5,907
Income tax expenses	1,046	577
Net income	$5,788	$5,330

Year Ended December 31, 2011 compared to December 31, 2010

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $7.90 million, or 34.73%, from approximately $22.74 million in 2010 to approximately $30.64 million in 2011.  This increase was primarily attributable to the expansion of our market areas and distribution network throughout northeastern China, increased demand for our seed products and strong market acceptance of our products. In addition, our advances to suppliers increased approximately $4.12 million, or approximately 292.43%, from $1.41 million as of December 31, 2010 to $5.53 million as of December 31, 2011. This increase was primarily attributable to expected stronger seed demand in 2012. Therefore, we prepaid to our contracted farmers to maintain our 2012 seed supplies.

The following table sets forth information on the sales of our principal products during the fiscal years ended December 31, 2011 and 2010.

	2011			2010
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	9,223	$11,333	36.98%	8,048	$10,130	44.54%
Soybean Seeds	5,609	7,346	23.97%	4,361	4,320	18.99%
Rice Seeds	7,368	6,855	22.37%	5,575	4,385	19.28%
Vegetable Seeds	130	1,741	5.68%	-	-	-%
Fertilizers	1,972	2,751	8.98%	4,018	3,138	13.8%
Plant Regulators	361	617	2.02%	574	301	1.32%
Pesticides and Herbicides	-	-	-%	126	470	2.07%
	24,663	$30,643	100.00%	22,702	$22,744	100.00%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the table, are primarily driven by the market competition and demand for the products, and rising price of grains. The Company suspended sales of low margin vegetable seeds in order to increase field seeds production. Changes in average selling prices of fertilizers and plant additives, are generally caused by increase in sales of high margin product. The following table shows sales price per kilogram by product for 2011 and 2010 and the percentage change in the sales price per kilogram.

.	Average Price Per Kilogram		Percentage Change
Product	2011	2010
Corn Seeds	$1.23	$1.26	(2.35)%
Soybean Seeds	$1.31	$0.99	32.19%
Rice Seeds	$0.93	$0.79	18.29%
Vegetable Seeds	$13.34	$-	n/a
Fertilizers	$1.40	$0.78	78.63%
Plant Regulators	$1.71	$0.52	226.07%
Germicides, Pesticides and Germicides	$-	$3.74	(100)%

We rely on our production of germicides, pesticides and herbicides products on our Original Equipment Manufacturer (“OEM”), Qingdao Fuer Agronomy Pesticides Ltd. (“Qingdao Fuer”) for germicide, pesticide and herbicide products. During the year ended December 31, 2010, Qingdao Fuer completed its facility reformation and began producing only an updated premium herbicide product. The new premium herbicide was more efficient and less toxic compared with traditional herbicides, and could be widely applied to cultivation of field crops. The Company distributed only the new herbicide during the year ended December 31, 2010, which led to the increase in the average selling price of such product category.

Cost of Goods Sold

Our costs of goods sold consist primarily of cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $5.91 million, or 44.37%, from approximately $13.32 million in 2010 to approximately $19.24 million in 2011.  This increase was primarily attributable to the increase in sales volume, and price rise in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $1.08 million, or 31.56%, from approximately $3.42 million in 2010 to approximately $4.50 million in 2011.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $0.60 million, or 34.93%, from approximately $1.70 million for 2010 to approximately $2.30 million for 2011.  This increase was primarily attributable to (i) an increase of approximately $0.28 million, or 42.54%, in transportation cost as volume of products increased. (ii) an increase of approximately $0.13 million, or 49.58% in advertisement expenses as we eased advertisement campaigns in Heilongjiang province and increased in spending for advertisement in Jilin Province, and (iii) and an 0.03 million expense for our direct owned stores. Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout northeastern China, and commencement of our chain retailing business, and more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.48 million, or 28.21%, from approximately $1.72 million for 2010 to approximately $2.20 million for 2011. This increase was primarily attributable to and an increase of approximately $0.33 million in fees paid for professional services. General and administrative expenses are likely to increase as we continue to expand our operations in China, and hire new employees and appoint directors to improve our corporate governance.

Allowance for Receivables

We evaluate balances of account receivables and other receivables at the end of each quarter, and make allowances accordingly. Allowance for receivables was decreased by approximately $0.14 million, which results from better management at receivable collection.

Income from Continuing Operations

As a result of the foregoing, our income from operations increased by approximately $0.91 million, or 15.11%, from approximately $6.00 million in 2010 to approximately $6.90 million in 2011.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs, and other income and expense accounts.  Other expenses decreased approximately by $0.02 million, or 21.51%, from other expense of approximately $0.09 million for 2010 to other expenses of approximately $0.07 million for 2011.

Income Tax Expenses

We are subject to PRC enterprise income taxes. Our income tax expenses increased by approximately $0.47 million, or 81.22%, from approximately $0.58 million in 2010 to approximately $1.05 million in 2011.  The increase was primarily attributable to the increase in sales volume and our selling price rise.

Cumulative Currency Translation Adjustments

Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the year ended December 31,
	2011	2010
	Audited	Audited
	($ in thousands)
Net cash provided by (used in) operating activities	$6,195	$(1,004)
Net cash used in investing activities	$(1,044)	$(646)
Net cash (used in) provided by financing activities	$(3,760)	$3,876

Net Cash Provided by (Used in) Operating Activities

We had retained earnings of approximately $15.75 million and $10.56 million as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, we had cash and cash equivalents of approximately $3.85 million, total current assets of approximately $20.45 million, and a working capital surplus of approximately $17.88 million. We have financed our activities to date principally from cash derived from the previous year. We maintain a large balance of non-cash current assets because spring in northeastern China arrives later than in other parts of China, which postpones the sales season of seeds product and collection process of our receivables and advances to customers. Most of the receivables and advances to customers as of December 31, 2011 were collected in the first quarter of 2012, and the cash flow provided by operating activities in the same period will be sufficient to sustain our operation.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $0.40 million, from approximately $0.65 million in 2010 to approximately $1.04 million in 2011.  This increase was primarily attributable to increase of $0.22 million paid for long-term leasing expenses at land and $0.15 increase for seed patents acquired in 2011 as compared with 2010. Net cash used in investing activities primarily relates to expenditures associated with obtaining more parcels of land for our seed breeding plan started in the second quarter of 2010 and purchase of new product patents during the year 2011.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities decreased by approximately $7.64 million, from approximately $3.88 million in 2010 to approximately ($3.76) million in 2011.  This decrease was primarily attributable to a repayment for a short-term bank loan from the Agriculture Development Bank of China.

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

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2011 and 2010.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the years ended December 31, 2011 and 2010.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory. During the years ended December 31, 2011 and 2010, no provision for inventories was made.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  We render neither sales return nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

 Recently Adopted Accounting Pronouncement

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral is expected not to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 is expected not to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s condensed consolidated financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011 and 2010, the Company has $2,275,230 and $1,682,673, respectively, in these non-distributable reserve funds.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

ITEM 9.             CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 29, 2012, the Company dismissed Sherb & Co., LLP (“Sherb”) as its independent registered public accounting firm and on January 30, 2012 appointed Yichien Yeh, CPA (“Yeh”) to serve as the Company’s independent registered public accounting firm. Sherb’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period from December 31, 2010 through September 30, 2011, there were no disagreements between the Company and Sherb on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sherb, would have caused Sherb to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements.

The Company has provided Sherb with a copy of the foregoing statements and has requested and received from Sherb a letter addressed to the Securities and Exchange Commission stating whether or not Sherb agrees with the above statements. A copy of the letter from Sherb is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on January 31, 2012.

During the Company’s two most recent fiscal years and subsequent period from December 31, 2010 [through the date of this report, there were no reportable events as defined by Item 304(a)(1)(v).]

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

During our review of our financial statements and results for the year ended December 31, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified material weaknesses pertaining to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements, and lack of a independent director with extensive knowledge of accounting and financial reporting. Board of the Company is fully aware of these weaknesses in our internal control, and is dedicated to appoint qualified persons in the financial year 2012.

Yichien Yeh, CPA, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable..

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

Names of Anticipated Officers and Directors	Age	Position
Zhang Li	47	Chairman of the Board and Chief Executive Officer
Liu Yuhua	47	Director
Chen Huabang	48	Independent Director
Li Zeyu	47	Independent Director
Wan Lipeng	36	Vice President of Sales and Marketing
Li Baojin	61	Vice President of Production
Li Haitao	34	Chief Technology Officer
Yu HaiFei	42	Chief Financial Officer

There are no family relationships among our directors or executive officers.

All of our directors will hold office until the next annual meeting of our stockholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our Board of Directors.

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

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Other Board Committees

We have not yet appointed any other board committee. Our Company, however, recognizes the importance of good corporate governance and intends to establish necessary committees during our 2012 fiscal year.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have not adopted a Code of Ethics. The company acknowledges the necessity of improving our corporate governance and intends to adopt a Code of Ethics during our 2012 fiscal year.

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

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2011, all of our directors and executive officers complied with Section 16(a) filing requirements.

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

Elements of Compensation

Our compensation program for the named executive officers consists of two elements: base salary and bonus. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience. We offer bonuses as a vehicle by which the named executive officers can earn additional compensation depending on individual, business unit and Company performance. The Company did not provide any other type of compensation to our named executive officers in 2011.

Base Salary. Our named executive officers receive base salaries commensurate with their roles and responsibilities. Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officers in 2011 are reflected in the Summary Compensation Table below.

Incentive Bonus. Our named executive officers are eligible for an annual performance-based cash bonus in accordance with the Company’s unwritten incentive bonus plan. We provide this bonus opportunity as a way to attract and retain highly skilled and experienced executive officers and to motivate them to achieve annual corporate, departmental and individual goals which consist of various revenue, cost and operational targets established by the board of directors. The bonus amounts are determined following the end of the fiscal year based on our performance and the performance of our executives. The bonus amounts paid to our named executive officers in 2011 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

Historically, we have not granted equity awards as a component of compensation, and we presently do not have an equity-based incentive program. In the future, we will likely adopt and establish an equity incentive plan pursuant to which equity awards may be granted to eligible employees, including each of our named executive officers, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so.

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

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhang Li,	2010	2,655	44,256	—	—	—	—	—	46,911
Chairman of the Board and Chief Executive Officer(2)	2011	2,785	46,263	—	—	—	—	—	49,048

Wan Lipeng,	2010	2,655	22,128	—	—	—	—	—	24,783
Vice-president of sales (3)	2011	2,785	23,145	—	—	—	—	—	25,930

Li Baojin,	2010	2,655	17,702	—	—	—	—	—	20,357
Vice President of Production (4)	2011	2,785	18,515	—	—	—	—	—	21,300

Li Haitao,	2010	2,124	17,702	—	—	—	—	—	19,826
Chief Technology Officer (5)	2011	2,222	18,515	—	—	—	—	—	20,737

Yu Haifei,	2010	2,124	17,702	—	—	—	—	—	19,826
Chief Financial Officer	2011	2,222	18,515	—	—	—	—	—	20,737

Huanbang Chen,	2010	—	—	—	—	—	—	—	—
Independent director	2011	20,000	—	—	—	—	—	—	20,000

Zeyu Li,	2010	—	—	—	—	—	—	—	—
Independent director	2011	20,000	—	—	—	—	—	—	20,000

(1)	On June 16, 2010, we acquired China Golden in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction; Mr. Zhang became our chief executive officer. Prior to the effective date of the reverse acquisition, Mr. Zhang served as the President of Fuer.

(2)	Mr. Wan Lipeng served Qiqihar Fuer as Marketing Chief, was appointed as our Vice President of Marketing and Sales subsequent to the Share Exchange.

(3)	Mr. Li Baojin served Qiqihar Fuer as Production Chief, was appointed as our Vice President of Production subsequent to the Share Exchange.

(4)	Mr. Li Haitao served Qiqihar Fuer as Research Chief, was appointed as our Chief Technology Officer subsequent to the Share Exchange.

(5)	Mr Yu Haifei served Qiqihar Fuer as Accounting Chief, and was appointed as our Chief Financial Officer subsequent to the Share Exchange.

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

Board Compensation

Pursuant to the unanimously written consent dated March 21 2010, Mr. Chen, Huanbang and Mr. Li, Zeyu were appointed as our independent directors, and were entitled to an annual compensation of $20,000 respectively, for the service rendered under the appointment.

Currently, our directors do not receive any compensation for serving as directors for Fuer International.

Severance and Change of Control Agreement

As of December 31, 2011, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2011, none of our named executive officers held any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2011, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers
Zhang, Li	7,327,749	0	7,327,749	56.55%
Liu, Yuhua	555,582	0	555,582	4.29%
Wan, Lipeng	0	0	0	0%
Li, Baojin	0	0	0	0%
Li, Haitao	0	0	0	0%
Yu, Haifei	0	0	0	0%
Directors and executive officers as a group (6 persons)	7,883,331	0	7,883,331	60.84%

5% Beneficial Owners
Oriental Agriculture P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands, controlled by Zhang, Li	7,327,749	0	7,327,749	56.55%

Faith Origin Limited Quastisky Building,P.O. Box,4389, Road Town, Tortola, British Virgin Islands	1,243,968	0	1,243,698	9.60%

Trade Ever Holdings P.O. Box 957, Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands	1,269,884	0	1,269,884	9.8%

Virtue World Quastisky Building,P.O. Box 4389, Road Town, Tortola, British Virgin Islands	763,922	0	763,922	5.9%

Allied Merit International Investment Inc. 802, 8/F Eton Tower Hysan Ave Causeway Bay, Hong Kong	1,018,868	0	1,018,868	7.86%

Change in Control

The Company is not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

On January 5, 2006, the Company entered into an agreement with Qingdao Fuer Agronomy Biochemical Co., Ltd. (“Qingdao Fuer”) a company that sells pesticides, germicides, and herbicides to customers across China. Qingdao Fuer is controlled by Mr. Zhang Li, Chairman of the Board and CEO of the Company. According to the agreement, purchase prices are set before each order according to prevailing market price. The agreements are valid for 10 years. For the years ended December 31, 2011 and 2010, purchases from Qingdao Fuer totaled $0 and $312,505, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 29, 2012, the Company dismissed Sherb & Co., LLP (“Sherb”) as its independent registered public accounting firm and on January 30, 2012 appointed Yichien Yeh, CPA  (“Yeh”) to serve as the Company’s independent registered public accounting firm.  The decision to dismiss Sherb was recommended and approved by the Company’s board of director.

Audit Fees

During the years ended December 31, 2011 and 2010, Yeh’s fees were approximately $40,000 and $0, respectively. The fees to Sherb were $0 and $85,000 during the years ended December 31, 2011 and 2010.

Audit-Related Fees

During the years ended December 31, 2011 and 2010, there is no fees relating to other services by Yeh and Sherb.

Tax Fees

During the years ended December 31, 2011 and 2010, there were no fees relating to professional tax services by Yeh and Sherb.

All Other Fees

During the years ended December 31, 2011 and 2010, there were no fees relating to other services by Yeh. The fees to Sherb were $0 and $20,000 during the years ended December 31, 2011 and 2010 which were related to review of our financial statements.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Total Audit Fees	$40,000	$85,000
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	$-0-	$20,000

All services and fees described above for the years ended December 31, 2011 and December 31, 2010 were approved by either the entire board of directors or the Audit Committee. The Audit Committee’s pre-approval policies and procedures were detailed as to the particular service and the audit committee was informed of each service and such policies and procedures did not include the delegation of the audit committee’s responsibilities.

PART IV

ITEM 9.

Financial Statements

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

ITEM 15. Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
2.1*****	Share Exchange Agreement between the Fuer International Inc, China Golden Holdings Ltd and the shareholders of China Golden Holdings Ltd.
2.2*****	Securities Purchase Agreement between Fuer International Inc and Allied Merit International Investment Inc.
3.1*	Amended and Restated Articles of Incorporation filed with the State of Nevada on August 14, 2008
3.2*	Amended and Restated By-laws adopted August 12, 2008
4.1**	Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. dated January 9, 2009
4.2**	Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC dated January 9, 2009
4.3***	Amendment to Revolving Loan Agreement by and between the Company and Vero Management, L.L.C. date June 30, 2009
4.4***	Amendment to Revolving Loan Agreement by and between the Company and Lionsridge Capital, LLC date June 30, 2009
4.5*****	Certificate of Change filed with the Secretary of State of the State of Nevada on June 8, 2010
4.6*****	Warrant Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
10.1*	Securities Purchase Agreement between KIG Investors II, LLC and the Company dated November 14, 2007
10.2*	First Amendment to Securities Purchase Agreement between KIG Investors II, LLC and the Company dated June 19, 2008
10.3*	Assignment to Securities Purchase Agreement between KIG Investors II, LLC to Lionsridge Capital, LLC dated June 20 2008
10.4*	Assignment of Amended Securities Purchase Agreement by KIG Investors II, LLC to Kevin R. Keating dated June 20, 2008
10.5*	Registration Rights Agreement between Kevin R. Keating and the Company dated June 23, 2008
10.6*	Registration Rights Agreement between Lionsridge Capital, LLC and the Company dated June 23, 2008
10.7*	Registration Rights Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.8*	Settlement and Release Agreement between Leon Leibovich and the Company dated November 14, 2007
10.9*	Revolving Loan Agreement between Keating Investments, LLC and the Company dated November 17, 2007
10.10*	Revolving Loan Agreement between Vero Management L.L.C., and the Company dated May 5, 2008
10.11*	Consulting Agreement between Garisch Financial, Inc. and the Company dated June 26, 2008
10.12*	Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2008
10.13****	Amendment to Agreement between the Company and Vero Management, L.L.C., dated as of July 1, 2009
10.14*****	Exclusive Option Agreement among Qiqihar Deli Enterprise Management Consulting Co., Ltd. and Zhange Li and Qiqhar Fuer Agronomy Inc.
10.15*****	Loan Agreement among Qiqhar Deli Enterprise Management Consulting, Co., Ltd. And Zhang Li
10.16*****	Share Pledge Agreement among Qiqhar Deli Enterprise Management Consulting Co., Ltd., Zhang Li and Qiqhar Fuer Agronomy Inc.
10.17*****	Qiqhar Deli Enterprise Management Consulting Co., Ltd. and Qiqhar Fuer Agronomy Inc.
10.18*****	Registration Rights Agreement between Fuer International Inc and Allied Merit International Investment, Inc.
21+	List of Subsidiaries
31.1+	CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	CEO and CFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

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
March 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s Zhang, Li	Chief Executive Officer	March 30, 2012
Chairman of Board

/s/ Yu, Haifei	Chief Financial Officer	March 30, 2012

/s/ Liu, Yuhua	Director	March 30, 2012

/s/ Chen, Huabang	Independent Director	March 30, 2012

/s/ Li, Zeyu	Independent Director	March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuer International Inc.

We have audited the accompanying consolidated balance sheet of Fuer International Inc. and its subsidiaries. (referred to as the “Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive (loss) income, shareholder’s equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuer International Inc., as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fuer International, Inc.

We have audited the accompanying consolidated balance sheet of Fuer International Inc. (the”Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuer International Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Yichien Yeh, CPA
Oakland Gardens, New York March 27, 2012

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,848,413	$2,454,583
Restricted cash	-	98
Trade receivables, net	1,296,296	3,076,112
Other receivables	445,648	32,995
Inventories	8,674,347	8,751,884
Advances to suppliers and prepaid expenses	5,527,356	1,408,477
Current portion of long-term prepaid expenses	660,637	559,498
Total Current Assets	20,452,697	16,283,647

Long-term prepaid expenses	6,109,134	6,246,757
Plant and equipment, net of accumulated depreciation of $1,283,115 and $977,173 at December 31, 2011 and 2010, respectively	3,392,800	3,051,231
Construction in progress	-	24,318
Intangible assets, net	589,883	370,088

Total Assets	$30,544,514	$25,976,041

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$-	$3,686,846
Accounts payable and accrued payables	337,782	58,756
Advances from customers	994,935	-
Taxes payables	1,154,109	835,463
Other payables	85,480	354,988
Total Current Liabilities	2,572,306	4,936,053

Stockholders' Equity:
Common stock ($0.001 par value, 20,000,000 shares authorized, 12,958,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	12,958	12,958
Additional paid in capital	7,046,495	7,046,495
Statutory surplus reserves	2,275,230	1,682,673
Retained earnings	15,752,651	10,557,736
Accumulated other comprehensive income	2,884,874	1,740,126
Total Stockholders' Equity	27,972,208	21,039,988
Total Liabilities and Stockholders' Equity	$30,544,514	$25,976,041

See notes to audited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2011	2010

Sales	$30,642,997	$22,743,949
Cost of goods sold	19,237,127	13,324,561
Gross profit	11,405,870	9,419,388

Operating expenses:
Selling expenses	2,300,396	1,704,822
General and administrative expenses	2,201,889	1,717,354
Total operating expenses	4,502,285	3,422,176

Income from operations	6,903,585	5,997,212

Other income (expense):
Interest income	21,056	19,336
Interest expense	(123,243)	(80,191)
Other income	(43,875)	(24,175)
Non-operating income (expense)	75,637	(4,699)
Total other income (expenses)	(70,425)	(89,729)

Income before income taxes	6,833,160	5,907,483

Income taxes	1,045,688	577,020

Net income	5,787,472	5,330,463
Other comprehensive income:
Unrealized foreign currency translation adjustment	1,144,748	669,592

Comprehensive income	$6,932,220	$6,000,055

Earnings per share - basic and diluted:
Weighted-average shares outstanding, basic	12,958,032	12,494,642
Weighted-average shares outstanding, diluted	13,473,948	13,010,558

Basic earnings per share	$0.45	$0.43
Diluted earnings per share	$0.43	$0.41

See notes to audited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,787,472	$5,330,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	253,018	211,012
Amortization of intangible assets and long-term prepaid expenses	916,327	52,305
Allowances for trade receivables	(151,061)	26,204
Changes in operating assets and liabilities:
Restricted cash	100	221,995
Trade receivables	2,025,717	(935,398)
Other receivables	(400,284)	356,065
Inventories	477,827	(723,363)
Advances to suppliers	(3,946,364)	1,327,625
Prepaid expenses	-	(6,657,017)
Accounts payable and accrued payables	269,841	(467,120)
Advances from customers	968,903	(306,632)
Other payables	(278,508)	343,875
Income taxes payables	271,903	215,878
Total adjustments	407,419	(6,334,571)
Net cash provided by (used in) operating activities	6,194,891	(1,004,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(445,386)	(415,296)
Prepaid long-term rental expenses	(244,192)	(23,711)
Purchase of intangible assets	(354,260)	(207,104)
Net cash used in investing activities	(1,043,838)	(646,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	2,500,000
Proceeds from short-term loans	-	3,594,728
Repayment of short-term loans	(3,759,864)	(2,218,968)
Net cash (used in) provided by financing activities	(3,759,864)	3,875,760

NET INCREASE IN CASH	1,391,189	2,225,541

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,641	73,617

CASH, BEGINNING OF YEAR	2,454,583	155,425

CASH, END OF YEAR	$3,848,413	$2,454,583

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest paid	$123,243	$79,066
Income tax paid	$905,801	$365,422

See notes to audited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF THE STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory Surplus	Retained	Accumulated Other
	Shares	Amoount	Paid-in Capital	Reserves	Earnings	Comprehensive Income	Total
Balance, January 1, 2010	11,939,132	$11,939	$4,547,514	$1,112,119	$5,797,827	$1,070,534	$12,539,933

Sale of common stock	1,018,900	1,019	2,498,981	-	-	-	2,500,000
Appropriation to statutory surplus reserves	-	-	-	570,554	(570,554)	-	-
Comprehensive income:
Net income	-	-	-	-	5,330,463	-	5,330,463
Unrealized foreign currency translation adjustment	-	-	-	-	-	669,592	669,592
Subtotal

Balance, December 31, 2010	12,958,032	12,958	7,046,495	1,682,673	10,557,736	1,740,126	21,039,988

Appropriation to statutory surplus reserves	-	-	-	592,557	(592,557)	-	-
Comprehensive income:
Net income	-	-	-	-	5,787,472	-	5,787,472
Unrealized foreign currency translation adjustment	-	-	-	-	-	1,144,748	1,144,748
Subtotal

Balance, December 31, 2011	12,958,032	$12,958	$7,046,495	$2,275,230	$15,752,651	$2,884,874	$27,972,208

See notes to audited consolidated financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND NATURE OF OPERATION (CONTINUED)

As of December 31, 2011, the consolidated affiliates of Fuer International Inc. were as follows:

Name	Domicile and Date of Incorporation	Paid in Capital		Percentage of Effective Ownership	Principal Activities
Fuer International Inc.	February 8, 1984 Nevada		$12,958	56.55% owned by Oriental Agriculture Inc. and 43.45% owned by other institutional and individual investors.	Investment Holding
China Golden Holdings, Ltd.	November 30, 2009 British Virgin Island		$50,000	100% owned by Fuer International Inc.	Investment Holding
Qiqihar Deli Enterprise Management Consultancy Co., Ltd.	February 10, 2010 PRC		$2,100,000	100% owned by China Golden	Advisory
Qiqihar Fuer Agronomy Inc.	March 18, 2003 PRC	RMB	35,100,000	100% owned by Zhang Li and Liu Yuhua. Deemed as a variable interest entity through contractual agreements with Deli, See description below.	Production and distribution of seeds, fertilizers and distribution of pesticides, germicides and herbicides

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. The Company entered into the Contractual Agreements on March 25, 2010 in the anticipation that this will protect the Company’s shareholders from foreign ownership restrictions.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND NATURE OF OPERATION (CONTINUED)

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	December 31,
	2011	2010
Balance sheet items, except for the registered and paid-up capital and retained earnings as of December 31, 2011 and 2010	US$1=RMB 6.2939	US$1=RMB 6.5910

Amounts included in the statements of operations, and statements of cash flows for the years ended December 31, 2011 and 2010	US$1=RMB 6.4630	US$1=RMB 6.7599

For the years ended December 31, 2011 and 2010, foreign currency translation adjustments of $1,144,748 and $669,592, respectively, have been reported as comprehensive income in the consolidated financial statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the year ended December 31, 2011 and 2010.

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

Restricted cash are amounts held in a special bank account which are kept as guarantees to the short term debts, not covered by insurance. As of December 31, 2011 and 2010, balances of restricted cash were nil and $98 respectively.

(j)	Trade Receivables

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the trade receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of December 31, 2011 and 2010, the Company had an allowance for doubtful accounts of $233,538 and $371,139, respectively.

(k)	Other Receivable, Net

Other receivables are travel and business advances to employees. The amounts advanced under such arrangements totaled $445,648 and $32,995 as of December 31, 2011 and 2010, respectively. Included in these advances were funds that permitted employees to launch promotion activities. The Company has not experienced any losses with other receivables during its operating history, and made no allowances for other receivables.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and franchise retail establishments. Inventories are accounted under the weighted average method during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve at December 31, 2011 and 2010, respectively.

(m)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $5,527,356 and $1,408,477 as of December 31, 2011 and 2010, respectively.

(n)	Plant and Equipment

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

The Company states intangible assets at cost less accumulated amortization. The Company’s intangible assets as of December 31, 2011 and 2010 seed patents and rights to distribute certain variety of seeds purchased from local or state universities or institutions of agriculture, which contains exclusive right to breed and distribute the patented seeds. The patents are amortized on straight line method over 10 years. The amortization expense for the years ended December 31, 2011 and 2010 amounted to $157,228 and $31,485, respectively.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Long-term Prepaid Expenses

Long-term prepaid expenses are leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases net of any incentives received from the lessor are charged to the consolidated statements of operations on a straight-line basis over the terms of the underlying lease.

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

The Company reviews, long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2011 and 2010.

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the years ended December 31, 2011 and 2010 has been minimal. The Company has not accrued such potential customer credit as of December 31, 2011 and 2010 based on the Company’s previous positive experience with products sold.

(t)	Cost of Goods Sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

(u)	Advances from Customers

Advances from customers consist of amounts paid to the Company in advance for inventory purchase. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the product is shipped and the title has passed to the customer according to the shipping terms. As of December 31, 2011 and 2010, advances from customers were $994,935 and nil, respectively.

(v)	Shipping Expense

Shipping costs are classified into selling expenses. For the years ended December 31, 2011 and 2010, shipping expense totaled $925,601 and $649,355, respectively.

(w)	Employee Benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the years ended December 31, 2011 and 2010, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $180,746 and $230,338, respectively.

(x)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2011 and 2010, advertising expense amounted to $384,429 and $257,007, respectively.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(y)	Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders. For the Company, comprehensive income for the years ended December 31, 2011 and 2010 include net income and unrealized gains from foreign currency translation adjustments.

(z)	Related Party

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

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2011, subsequent events were evaluated by the Company through the date the financial statements were available to be issued.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(cc)	Recent Adopted Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral is expected not to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 is expected not to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – TRADE RECEIVABLES

At December 31, 2011 and 2010, trade receivables consisted of the following:

	December 31,
	2011	2010
Trade receivables	$1,529,834	$3,447,251
Less: Allowance for doubtful accounts	(233,538)	(371,139)
	$1,296,296	$3,076,112

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 4 – INVENTORIES

At December 31, 2011 and 2010, the inventories consisted of the following:

	December 31,
	2011	2010
Raw materials	$4,307,063	$4,278,660
Finished goods	4,367,284	4,473,224
	$8,674,347	$8,751,884

Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. As of December 31, 2011 and 2010, the Company determined that no such write downs were necessary.

NOTE 5 – CONSTRUCTION IN PROGRESS

The major construction projects under construction at December 31, 2011 and 2010 was nil and $24,318. No interest was capitalized in construction in progress during the year ended December 31, 2011, and 2010.

NOTE 6 – PLANT AND EQUIPMENT

At December 31, 2011 and 2010, the following are the details of the plant and equipment:

	December 31,
	2011	2010
Property and plant	$3,645,312	$3,108,124
Operating equipment	82,672	76,067
Office equipment	791,097	711,845
Vehicle	156,834	132,368
	4,675,915	4,028,404
Less: Accumulated depreciation	(1,283,115)	(977,173)
	$3,392,800	$3,051,231

Accumulated depreciation as of December 31, 2011 and 2010 was $1,283,115 and $977,173, respectively. Depreciation expense for the years ended December 31, 2011 and 2010 was $253,018 and $211,012, respectively.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. At December 31, 2011 and 2010, the balances of net intangible assets were $589,883 and $370,088, respectively. Amortization expense for the years ended December 31, 2011 and 2010 was $157,228 and $31,485 respectively.

Expected future amortizations for intangible assets are as follows:

2012	$165,028
2013	164,233
2014	80,819
2015	51,955
Thereafter	127,848
$589,883

NOTE 8 – LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses primarily consist of prepaid rental expenses for six parcels of land. The prepaid rental expenses are being amortized using the straight-line method over the lease terms.

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

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 – LONG-TERM PREPAID EXPENSES (CONTINUED)

The Company’s long-term prepaid expenses are prepayments for leased lands. As of December 31, 2011 and 2010, details about prepaid leases were:

	December 31,
	2011	2010
Long-term prepaid rental expenses	$7,433,675	$6,827,609
Less: Accumulated amortization	(663,904)	(21,354)
	6,769,771	6,806,255
Less: Current portion	(660,637)	(559,498)
	$6,109,134	$6,246,757

Amortization expense for the years ended December 31, 2011 and 2010 was $759,099 and $20,820, respectively.

Expected future amortizations for long-term prepaid expenses are as follows:

2012	$660,637
2013	608,631
2014	591,296
2015	585,319
Thereafter	4,323,888
$6,769,771

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – SHORT-TERM LOANS

As of December 31, 2011 and 2010, the short-term loans are as follow:

	December 31,
	2011	2010
5.56% loan payable to Agriculture Development Bank of China for nine months term, maturing on August 17, 2011, collateralized with buildings	$-	$3,686,846

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of accounts payable, salary payables, and welfare payables. At December 31, 2011 and 2010, accounts payables and accrued expenses were $337,782 and $58,756, respectively.

NOTE 11 – EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2011
Basic EPS income available to common shareholders	$5,787,472	12,958,032	$0.45
Dilutive effect from warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,787,472	13,473,948	$0.43

For the year ended December 31, 2010
Basic EPS income available to common shareholders	$5,330,463	12,494,642	$0.43
Dilutive effect from warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,330,463	13,010,558	$0.41

For the years ended December 31, 2011 and 2010, all options and warrants were included the calculation of diluted earnings.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 12 – INCOME TAXES

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

Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the People’s Republic of China and the United States. In 2011 and 2010, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s wholly-owned subsidiary, Deli, and the Company’s VIE, Qiqihar Fuer, are subject to these statutory rates. On December 10, 2009, Qiqihar Fuer received certification as a national high tech enterprise. Accordingly, the Company enjoys a favorite enterprise income tax rate of 15% (“tax favor”) for 3 years, which is effective since 2009. Initially upon receipt of the certification, Qiqihar Fuer was uncertain as to the tax benefits to be accorded for the year ended December 31, 2009, and accordingly accounted for Qiqihar Fuer’s enterprise tax at statutory rate of 25%. During the years ended December 31, 2010, Qiqihar Fuer received clarification with respect to the certification as it applies to their enterprise tax for the year ended December 31, 2009. The clarification resulted in the year ended December 31, 2009 being accorded the 15% tax favor which was accounted for during the year ended December 31, 2010. The tax favor for 2009 recognized in 2010 resulted in a reduction of approximately $430,000 for the 2010 tax expense.

In January 2011, Qiqihar Fuer received a renewed certification as a national high tech enterprise. Accordingly, the Company enjoys a favorite enterprise income tax rate of 15% (“tax favor”) for 3 years, which is effective since 2011. The management of Qiqihar Fuer is unable to determine if the tax favor will be available for periods subsequent to 2014, the expiration date of the tax favor.

The Company’s wholly-owned subsidiary, China Golden, was incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, this entity is not subject to income taxes.

Fuer International Inc. was incorporated in the United States and has incurred an aggregate net operating loss of approximately $1,400,000 for income tax purposes through December 31, 2011, subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. Such change of ownership could have resulted in conjunction with the Share Exchange that occurred on June 16, 2010. The net operating loss carryforwards for United States income taxes, and may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the US deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed earnings from its PRC subsidiaries of approximately $16 million and $11 million as of December 31, 2011 and 2010, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in PRC operations. Accordingly, no provision has been made for any deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 12 – INCOME TAXES (CONTINUED)

The table below summarizes the differences between the U.S. statutory federal rate and the Company’s effective tax rate and as follows for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
U.S. statutory rates	34.0%	34.0%
U.S. effective rate in excess of China tax rate	(9.2)%	(9.4)%
Non-deductible expense	-	0.5%
Temporary difference	-	1.0%
Benefit of tax favor in 2011	(10.2)%	-
Benefit of tax favor in 2010	-	(10.6)%
Benefit of tax favor in 2009 tax refund in2010	-	(7.3)%
Increase in valuation allowance	0.7%	1.5%
Total provision for income taxes	15.3%	9.7%

Income tax expense for the years ended December 31, 2011 and 2010 was $1,045,688 and $577,020, respectively

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$476,250	$428,606
Total gross deferred tax asset	476,250	428,606
Less: Valuation allowance	(476,250)	(428,606)
Net deferred tax asset	$-	$-

During 2011 and 2010, the valuation allowance was increased by approximately $48,000 and $88,000 from the prior year.

Had there been no tax favor, the effects of the tax per share were as follows:

	December 31,
	2011	2010
Tax savings	$697,126	$988,813
Benefit per share:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Warrant activities for the years ended December 31, 2011 and 2010 are summarized as follows:

Weighted
	Number of	Average
	Warrants	Exercise Price
Balance at January 1, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2010	873,315	2.58
Issued	-	-
Exercised	-	-
Forfeited	-	-
Warrants exercisable at December 31, 2011	873,315	$2.58

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

Warrants Outstanding				Warrants Exercisable
		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	Number at	Remaining	Average	Number at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2011	Life (Years)	Price	2011	Price
$2.58	873,315	1.46	$2.58	873,315	$2.58

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

NOTE 14 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected to made discretionary surplus reserves since 2011. The discretionary surplus reserves for 2011 and 2010 were $21,017 and $0, respectively. For the years ended December 31, 2011 and 2010, appropriations to statutory reserves were $592,557 and $570,554, respectively. The table below summarized the statutory reserves:

	For the Year Ended December 31,
	2011	2010
Registered capital	$4,508,427	$4,508,427
Maximum reserve rate required	50%	50%
Maximum statutory reserve required by law	2,254,213	2,254,213
Statutory reserve	(2,275,230)	(1,682,673)
(Discretionary surplus reserve) unfunded statutory reserve	$(21,017)	$571,540

FUER INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company evaluated events occurred until the date the financial statements were issued and did not note any commitments.

