Form 10-Q
period 2012-03-31
Fuer International Inc.
filed 2012-05-14
CIK 1445229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$7,927,633	$3,848,413
Trade receivables, net	13,217,394	1,296,296
Advances to employees	202,292	445,648
Inventories	4,495,828	8,674,347
Advances to suppliers and prepaid expenses	897,437	5,527,356
Current portion of prepaid leases	658,722	660,637
Total Current Assets	27,399,306	20,452,697

Property, plant and equipment, net	3,343,521	3,392,800
Intangibles, net	593,375	589,883
Long term portion of prepaid leases	5,926,948	6,109,134
Total Assets	$37,263,150	$30,544,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,303,008	$337,782
Advances from customers	45,436	994,935
Other payables	85,232	85,480
Income tax payable	2,606,879	1,154,109
Total Liabilities	5,040,555	2,572,306

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,032 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively.	12,958	12,958
Additional paid in capital	7,046,495	7,046,495
Statutory reserves	2,522,656	2,275,230
Retained earnings	19,846,795	15,752,651
Accumulated other comprehensive income	2,793,691	2,884,874
Total Shareholders' Equity	32,222,595	27,972,208
Total Liabilities and Shareholders' Equity	$37,263,150	$30,544,514

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPHREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Sales	$24,536,281	$22,856,848
Cost of goods sold	17,329,762	14,426,216
Gross profit	7,206,519	8,430,632

Operating and administrative expense:
Sales and marketing	765,977	1,005,820
General and administrative	640,209	491,668
Total operating expense	1,406,186	1,497,488
Income from operations	5,800,333	6,933,144

Other income (expense):
Interest income	908	2,890
Interest expense	(78)	(67,812)
Non operating Income (expense)	(101)	60,303
Other income (expense), total	729	(4,619)

Income before income tax	5,801,062	6,928,525
Income tax expense	1,459,492	1,093,358
Net income	4,341,570	5,835,167

Other comprehensive income:
Foreign currency translation adjustments	(91,183)	(130,113)
Comprehensive income	$4,250,387	$5,705,054

Earnings per share
Basic	$0.34	$0.45
Diluted	$0.32	$0.43

Weighted average number of shares issued and outstanding
Basic	12,958,031	12,958,031
Diluted	13,473,947	13,473,947

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$4,341,570	$5,835,167
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66,338	60,229
Amortization of intangible assets and prepaid leases	207,280	153,598
Allowances for trade receivables	44,938	-
Changes in current assets and liabilities
Trade receivables	(11,997,441)	(8,686,057)
Advances to employees	242,621	(234,359)
Inventories	4,162,999	5,646,760
Advances to suppliers	4,624,591	1,052,602
Accounts payable and accrued expenses	1,970,674	2,789,660
Advances from customers	(948,809)	-
Other payables	-	(273,424)
Income tax payables	1,459,492	1,047,631
Net cash provided by operating activities	4,174,253	7,391,807

Cash flow from investing activities:
Purchase of property plant, and equipment	(26,804)	(242,077)
Purchase of intangible assets	(47,637)	-
Net cash used in investing activities	(74,441)	(242,077)

Cash flow from financing activities:
Net cash provided by financing activities	-	-

Effect of exchange rate on cash	(20,592)	(52,340)
Net increase in cash and cash equivalents	4,079,220	7,097,390
Cash and cash equivalents - beginning of period	3,848,413	2,454,583
Cash and cash equivalents - ending of period	$7,927,633	$9,551,973

Supplemental disclosure of cash flow information
Interest paid	$78	$67,812
Income taxes paid	$-	$45,574

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

The accompanying consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012, or that which was achieved in the year ended December 31, 2011.

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

		2012		2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of March 31, 2012 and December 31, 2011	US$	1=RMB 6.3122	US$	1=RMB 6.6215

Amounts included in the statements of operations, and statements of cash flows for the three months ended March 31, 2012 and 2011	US$	1=RMB 6.2976	US$	1=RMB 6.5832

For the three months ended March 31, 2012 and 2011, a foreign currency translation adjustments loss of $91,183 and a gain of $130,113, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. As of March 31, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

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

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the three months ended March 31, 2012 and 2011.

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

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of March 31, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $277,696 and $233,538, respectively.

(k)	Advances to employees

Advances to employees are rendered to facilitate the timely implementation of operating activities, such as advertisements, promotions and seed breeding. The amounts advanced under such arrangements totaled $202,292 and $445,648 as of March 31, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses with advances to employees during its operating history, and, accordingly, has made no allowances for advances to employees.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost or market, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and branded retail establishments. Inventories are accounted on a weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of March 31, 2012 and December 31, 2011, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $897,437 and $5,527,356 as of March 31, 2012 and December 31, 2011, respectively.

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

The operating lease expense for the three months ended March 31, 2012 and 2011 amounted to $164,856 and $140,041, respectively.

(p)	Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2012 and 2011.

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the three months ended March 31, 2012 and 2011 has been minimal. The Company has not accrued any amount with respect to such potential customer credits as of March 31, 2012 and December 31, 2011 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(t)	Shipping expense

Shipping costs are classified into selling and marketing expense. For the three months ended March 31, 2012 and 2011, shipping expense totaled $613,909 and $589,558, respectively.

(u)	Employee benefits

The Company’s operations and employees are all located in the PRC. The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended March 31, 2012 and 2011, the costs of these payments are charged to general and administrative expense in the same period and amounted to $47,617 and $58,132, respectively.

(v)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expense on the accompanying consolidated Statement of Operations. For the three months ended March 31, 2012 and 2011, advertising expense amounted to $44,172 and $305,618, respectively.

(w)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the Statements of Shareholders’ Equity, except those amounts due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income for the three months ended March 31, 2012 and 2011 include net income and unrealized gains from foreign currency translation adjustments.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 did not have material impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – TRADE RECEIVABLES

As of March 31, 2012 and December 31, 2011 accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Trade receivables	$13,495,090	$1,529,834
Less: Allowance for doubtful accounts	(277,696)	(233,538)
	$13,217,394	$1,296,296

NOTE 4 – INVENTORIES

As of March 31, 2012, and December 31, 2011, inventories consisted of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Raw materials	$692,007	$4,307,063
Finished goods	3,803,821	4,367,284
	$4,495,828	$8,674,347

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, the following are the details of the property and equipment:

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Property and Plant	$3,634,744	$3,645,312
Operations Equipment	82,433	82,672
Office Equipment	805,754	791,097
Vehicles	166,170	156,834
	4,689,101	4,675,915
Accumulated Depreciation	(1,345,580)	(1,283,115)
Total	$3,343,521	$3,392,800

Depreciation expense for the three months ended March 31, 2012 and 2011 were $66,338 and $60,229, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. As of March 31, 2012 and December 31, 2011, the balances of net intangible assets were $593,375 and $589,883, respectively. Amortization expense of intangible assets for the three months ended March 31, 2012 and 2011 were $42,424 and $13,557, respectively.

Expected future amortization for intangible assets is as follows:

2012	$126,976
2013	168,510
2014	85,337
2015	56,557
2016	36,820
Thereafter	119,175
$593,375

NOTE 7 – LONG-TERM PREPAID EXPENSES

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

The Company’s prepaid leases are prepayments for leased land. As of March 31, 2012 and December 31, 2011, details about prepaid leases were:

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Prepaid leases	$6,750,145	$7,433,675
Amortization of prepaid leases	(164,475)	(663,904))
	6,585,670	6,769,771
Less: Current portion of prepaid leases	(658,722)	(660,637)
Long term portion of prepaid leases	$5,926,948	$6,109,134

Amortization expenses of prepaid leases for the three months ended March 31, 2012 and 2011 was $164,856 and $140,041, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of accounts payable, salary payables, and welfare payables. At March 31, 2012 and December 31, 2011, accounts payables and accrued expenses were $2,303,008 and $337,782, respectively.

NOTE 9 – EARNINGS PER SHARE

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2012:
Net income
Basic EPS income available to common shareholders	$4,341,570	12,958,031	$0.34
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$4,341,570	13,473,947	$0.32

For the three months ended March 31, 2011:
Net income
Basic EPS income available to common shareholders	$5,835,168	12,958,031	$0.45
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,835,168	13,473,947	$0.43

For the three month ended March 31, 2012 and 2011, all options and warrants were included the calculation of diluted earnings.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Balances of warrants issued and outstanding as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance of warrants issued and outstanding at December 31, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at December 31, 2011	873,315	2.58
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at March 31, 2012	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$2.58	873,315	1.21	$2.58	873,315	$2.58

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

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Appropriations are made based on annual net income after the end of each fiscal year of PRC enterprises. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected not to made discretionary surplus reserves since its establishment. For the three months ended March 31, 2012 and 2011, retained earnings that are restricted for appropriation to statutory reserves were $247,426 and $583,516, respectively. The table below summarizes the statutory reserves:

	For the Three Months Ended
	March 31,
	2012	2011
Registered capital of Chinese operating entity	$6,608,427	$6,608,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	3,304,213	3,304,213
Statutory reserves	(2,522,656)	(1,682,673)
Unfunded statutory reserves	$781,557	$1,621,541

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

During the past 7 years, we have diligent monitored product quality, successfully elevated our brand reputation and attained a solid customer base. We were granted “the Most Respected Enterprise Award” in 2007 by the China Academy of Humic Acid Industry. In 2008, we were certified under ISO 9001 and 14001.

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

Factors Affecting our Results of Operations

Shrinking Arable Land and Growing Population

China is facing great stress upon its food supply. Arable land in China is shrinking as a result of construction of buildings and basic facilities, desertification, soil pollution, and urbanization. Nevertheless, the Chinese population is expecting to keep rising until 2033, reaching 1.5 billion people. As a result, China has to lean on extensive use of fertilizer and high yield hybrid grain seeds to maintain sufficient food supply.

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

Seasonality

Our business is affected by the seasonal factors. Field crops are planted in early May in Heilongjiang, Jilin and the northeastern part of Inner Mongolia, and are harvested during October. To adapt to the agriculture circle, we sell our seed product from December through April, and most of our fertilizers and herbicides germicides and pesticides from April to June. During the past years, we launched our advertisement and marketing events in the fourth quarters to attract our customers.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the Three Months Ended March 31,
	2012	2011
	($ in thousands)
Sales	$24,536	$22,857
Cost of goods sold	17,330	14,426
Gross profit	7,206	8,431
Operating and administrative expenses:
Sales and marketing	766	1,006
General and administrative	640	492
Income from operations	1,406	6,933
Other income (expenses), total	1	(5)
Income before income tax	5,801	6,928
Income tax expenses	1,459	1,093
Net income	$4,342	$5,835

For the three months ended March 31, 2012 compared to March 31, 2011

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $1.68 million, or 7.35%, from approximately $22.86 million for the three months ended March 31, 2011 to approximately $24.54 million for the same period in 2012. This increase was primarily attributable to our intensified marketing activities, the ongoing expansion of our market areas and distribution network throughout northeastern China, and increased demand for our seed products and strong market acceptance of our products. In addition, our inventories decreased by $4.18 million, or 48.17%, from $8.67 million as of December 31, 2011 to $4.50 million as of March 31, 2012. This decrease was primarily attributable to seasonality factors as discussed above.

The following table sets forth information regarding the sales of our principal products during the three months ended March 31, 2012 and 2011, respectively:

	For the 3 months ended March 31, 2012			For the 3 months ended March 31, 2011
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	2,861	$4,555	18.6%	7,520	$9,100	39.8%
Soybean Seeds	3,277	3,369	13.7%	5,205	6,738	29.5%
Rice Seeds	15,230	15,902	64.8%	7,139	6,501	28.4%
Vegetable Seeds	-	-	-%	3	12	0.1
Fertilizers	108	279	1.1%	197	231	1.0%
Plant Regulators	226	431	1.8%	181	275	1.2%
	21,702	$24,536	100.0%	20,245	$22,857	100.0%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grians and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the three months ended March 31, 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2012	2011
Corn Seeds	$1.59	$1.21	31%
Soybean Seeds	$1.03	$1.29	(20)%
Rice Seeds	$1.04	$0.91	14%
Vegetable Seeds	$-	$4.00	(100)%
Fertilizers	$2.57	$1.17	120%
Plant Regulators	$1.19	$1.52	26%

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased $2.90 million, or 20.13%, from $14.43 million for the three months ended March 31, 2011 to $17.33 million for the three months ended March 31, 2012. This increase was primarily attributable to the increase in sales volume and increased price in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $0.09 million, or 6.10%, from $1.50 million for the three months ended March 31, 2011 to $1.41 million for the three months ended March 31, 2012.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses decreased approximately $0.24 million, or 23.85%, from $1.01 million for the three months ended March 31, 2011 to $0.77 million for the three months ended March 31, 2012. This increase was primarily attributable to (i) a decrease of approximately $0.13 million, or 17.44%, in shipping expense, which is primarily due to less sales volume; (ii) a decrease of approximately $0.28 million, or 86.17% in advertisement expense as we launched TV advertisement campaigns in 2011 in Heilongjiang and Jilin provinces and increased in spending for advertisement in Jilin Province, to enhance our brand awareness and increase our market share. Sales and marketing expenses are likely to increase as we continue expanding our sales volume throughout China, and launching more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.15 million, or 30.21%, from $0.49 million for the three months ended March 31, 2011 to approximately $0.64 million for the three months ended March 31, 2012. This increase was primarily attributable to an increase in amortization for prepaid leases of approximately $0.05 million from $0.15 million for the three months ended March 31, 2011 to approximately $0.20 million for the three months ended March 31, 2012. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Operations

As a result of the foregoing, our income from operations decreased by $1.13 million, or 16.34%, from approximately $6.93 million for the three months ended March 31, 2011 to approximately $5.80 million for the three months ended March 31, 2012.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, and other income and expense accounts. Other income increased approximately by $0.01 million, which is attributable to the decrease in interest expenses.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense increased by approximately $0.37 million, or 33.49%, from approximately $1.09 million for the three months ended March 31, 2011 to approximately $1.46 million for the three months ended March 31, 2012.

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

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the Three Months Ended March 31,
	2012	2011
	Unaudited	Unaudited
	($ in thousands)
Net cash provided by operating activities	$4,174	$7,392
Net cash used in investing activities	$(74)	$(242)
Net cash provided by financing activities	$-	$-

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by approximately $3.22 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, which is due to i) a decrease of approximately $1.49 million in net income attributable to the factors discussed above; ii) a decrease of approximately $3.31 million in changes in trade receivables due to our sales peak in March, 2012; iii) a decrease of approximately $1.48 million in changes in inventories as we received more delivery of raw seeds since our production capacity and distribution is improved and more storage capacity was allocated for the raw seeds; and iv) a decrease of approximately $0.95 million in changes in advances from customers.

We had retained earnings of approximately $19.85 million and $15.75 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had cash of approximately $7.93 million, total current assets of approximately $27.40 million, and a working capital surplus of approximately $22.36 million. We have financed our activities to date principally from cash derived from our operations in the previous year. We maintain a large balance of non-cash current assets because our collection process of trade receivables. We expect to collect most of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased approximately $0.17 million, from approximately $0.24 million for the three months ended March 31, 2011 to approximately $0.07 million for the three months ended March 31, 2012. This decrease was primarily attributable to less investment in plant and equipment. Net cash used in investing activities primarily relates to expenditures associated with our equipment and purchase of a new product patent.

Net Cash Provided by Financing Activities

Net cash provided by financing activities were nil for the three months ended March 31, 2012 and 2011.

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

Tax Favor

On January 2010, we were nominated as a High-tech Enterprise by the PRC Government. This honor entitled us to a favorable enterprise income tax rate of 15% for three years ending in 2014. We believe the favorable tax rate will enhance our profitability and cash flow, which will boost our expansion.

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

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three months ended March 31, 2012 and 2011.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three months ended March 31, 2012 and 2011.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 did not have material impact on the Company’s condensed consolidated financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012 and December 31, 2011, the Company has $2,522,656 and $2,275,230, respectively, in these non-distributable reserve funds.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we have no off balance sheet arrangements.

Outstanding Indebtedness

As of March 31, 2012 and December 31, 2011, we had no outstanding indebtedness.

Contractual Obligations

We did not enter into any material contractual obligations during the three months ended March 31, 2012. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

In connection with the preparation of this Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, such as a lack of segregation of duties, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012. We are in the process of evaluating and remedying the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls. Our Board of directors and management is working on our internal control deficiencies and material weaknesses by recruiting staff and finance department personnel with expertise on accounting and internal controls, and are working on improving our corporate governance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the “Risk Factors” of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 (“Form 10-K”), which identifies and discloses certain risks and uncertainties including, without limitation, those “Risk Factors” included in Item 501 of the Form 8-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None

Item 5. Other Information.

None

Item 6. Exhibits.

For a list of exhibits filed with this report, refer to the Index to Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2012

FUER INTERNATIONAL, INC.

By: /s/ _Zhang Li

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

