Form 10-Q
period 2012-06-30
Fuer International Inc.
filed 2012-08-13
CIK 1445229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

As of August 8, 2012, there were 12,598,032 shares of common stock, par value $0.001 per share, outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$13,670,332	$3,848,413
Trade receivables, net	8,969,365	1,296,296
Advances to employees	123,549	445,648
Inventories	2,507,191	8,674,347
Advances to suppliers and prepaid expenses	897,907	5,527,356
Current portion of prepaid leases	642,184	660,637
Total Current Assets	26,810,528	20,452,697

Property, plant and equipment, net	3,284,590	3,392,800
Intangibles, net	708,258	589,883
Long term portion of prepaid leases	5,782,369	6,109,134
Total Assets	$36,585,745	$30,544,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,118,949	$337,782
Advances from customers	48,776	994,935
Other payables	85,276	85,480
Income tax payable	1,636,178	1,154,109
Total Liabilities	2,889,179	2,572,306

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,032 shares issued and outstanding as of June 30, 2012 and December 31, 2011 respectively.	12,958	12,958
Additional paid in capital	7,046,495	7,046,495
Statutory reserves	2,522,455	2,275,230
Retained earnings	21,302,006	15,752,651
Accumulated other comprehensive income	2,812,652	2,884,874
Total Shareholders' Equity	33,696,566	27,972,208
Total Liabilities and Shareholders' Equity	$36,585,745	$30,544,514

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$3,563,985	$5,855,873	$28,100,266	$28,712,721
Cost of goods sold	2,175,906	3,705,949	19,505,668	18,132,165
Gross profit	1,388,079	2,149,924	8,594,598	10,580,556

Operating and administrative expenses:
Sales and marketing	227,125	386,018	993,102	1,391,838
General and administrative	535,388	479,176	1,175,597	970,844
Total operating expenses	762,513	865,194	2,168,699	2,362,682
Income from operations	625,566	1,284,730	6,425,899	8,217,874

Other income (expenses):
Interest income	4,378	11,511	5,286	14,401
Interest expense	(16)	(58,785)	(94)	(126,597)
Non operating Income (expenses)	(4,481)	358	(4,582)	60,661
Gain from waived income tax payable	991,321	-	991,321	-
Other income (expenses), total	991,202	(46,916)	991,931	(51,535)

Income before income tax	1,616,768	1,237,814	7,417,830	8,166,339
Income tax expenses	161,758	136,787	1,621,250	1,230,145
Net income	$1,455,010	$1,101,027	$5,796,580	$6,936,194

Other comprehensive income:
Foreign currency translation adjustments	18,961	750,887	(72,222)	620,774
Comprehensive income	$1,473,971	$1,851,914	$5,724,358	$7,556,968

Earnings per share
Basic	$0.11	0.08	$0.45	$0.54
Diluted	$0.11	0.08	$0.43	$0.51

Weighted average number of shares issued and outstanding
Basic	12,958,032	12,958,031	12,958,032	12,958,031
Diluted	13,473,948	13,473,947	13,473,948	13,473,947

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$5,796,580	$6,936,194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	132,339	123,767
Amortization of intangible assets and prepaid leases	431,676	355,531
Gain from waived income tax payable	(991,321)	-
Changes in current assets and liabilities
Trade receivables	(7,683,702)	(418,282)
Advances to employees	321,352	(222,565)
Inventories	6,152,578	7,784,182
Advances to suppliers	4,620,849	1,059,909
Prepaid leases	-	(241,399)
Biological assets	-	(265,010)
Accounts payable and accrued expenses	782,665	1,291,615
Advances from customers	(944,722)	-
Other payables	-	(261,374)
Income tax payables	1,476,611	499,478
Net cash provided by operating activities	10,094,905	16,642,046

Cash flow from investing activities:
Purchase of property plant, and equipment	(32,097)	(430,400)
Purchase of intangible assets	(222,127)	(328,857)
Net cash used in investing activities	(254,224)	(759,257)

Cash flow from financing activities:
Repayment of short-term loans	-	(764,783)
Net cash used in financing activities	-	(764,783)

Effect of exchange rate on cash	(18,762)	217,797
Net increase in cash and cash equivalents	9,821,919	15,335,803
Cash and cash equivalents - beginning of period	3,848,413	2,454,583
Cash and cash equivalents - ending of period	$13,670,332	$17,790,386

Supplemental disclosure of cash flow information
Interest paid	$78	$104,476
Income taxes paid	$9,107	$730,514

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

The accompanying consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012, or that which was achieved in the year ended December 31, 2011.

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

	2012	2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of June 30, 2012 and December 31, 2011	US$1=RMB 6.3089	US$1=RMB 6.2939

Amounts included in the statements of operations, and statements of cash flows for the six months ended June 30, 2012 and 2011	US$1=RMB 6.3027	US$1=RMB 6.5378

For the three months ended June 30, 2012 and 2011, foreign currency translation adjustments of $18,961 and $750,887, respectively, have been reported as comprehensive income in the consolidated financial statements and for the six months ended June 30, 2012 and 2011, foreign currency translation adjustments of ($72,222) and $620,774, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. As of June 30, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

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

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the three and six months ended June 30, 2012 and 2011.

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

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $232,983 and $233,538, respectively.

(k)	Advances to employees

Advances to employees are rendered to facilitate the timely implementation of operating activities, such as advertisements, promotions and seed breeding. The amounts advanced under such arrangements totaled $123,549 and $445,648 as of June 30, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses with advances to employees during its operating history, and, accordingly, has made no allowances for advances to employees.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost or market, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and branded retail establishments. Inventories are accounted on a weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of June 30, 2012 and December 31, 2011, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $897,907 and $5,527,356 as of June 30, 2012 and December 31, 2011, respectively.

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

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Buildings	20 years
Operating equipment	5 -10 years
Office equipment	3 years
Vehicles	4 years

‘	(o)	Prepaid leases

Leases where substantially all the risks and rewards of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases, net of any incentives received from the lessor, are charged to the consolidated Statements of Operations on a straight-line basis over the terms of the underlying lease.

The Company records lease payments at cost less accumulated amortization and the amount that is to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use rights of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases. The rental payments are recorded as operating lease expense using the straight line method during the contract period, varying from 5 to 12 years

The operating lease expenses for the six months ended June 30, 2012 and 2011 amounted to $329,445 and $299,613, respectively, and for the three months ended June 30, 2012 and 2011 totaled $164,589 and $159,572, respectively.

(p)	Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended June 30, 2012 and 2011.

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the three and six months ended June 30, 2012 and 2011 has been minimal. The Company has not accrued any amount with respect to such potential customer credits as of June 30, 2012 and December 31, 2011 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(t)	Shipping expense

Shipping costs are classified into selling and marketing expenses. For the six months ended June 30, 2012 and 2011, shipping expense totaled $679,143 and $766,403, respectively. For the three months ended June 30, 2012 and 2011, shipping expense totaled $65,234 and $59,176, respectively.

(u)	Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended June 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $48,382 and $152,271, respectively. For the six months ended June 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $95,999 and $249,743, respectively.

(v)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the six months ended June 30, 2012 and 2011, advertising expense amounted to $100,144 and $378,807, respectively. For the three months ended June 30, 2012 and 2011, advertising expense amounted to $55,972 and $74,958, respectively.

(w)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the Statements of Shareholders’ Equity, except those amounts due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income for the periods ended June 30, 2012 and 2011 include net income and unrealized gains from foreign currency translation adjustments. As of June 30, 2012 and December 31, 2011 accumulated comprehensive income was $2,812,652 and $2,884,874, respectively.

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

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3 – TRADE RECEIVABLES

As of June 30, 2012 and December 31, 2011 accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Trade receivables	$9,202,348	$1,529,834
Less: Allowance for doubtful accounts	(232,983)	(233,538)
	$8,969,365	$1,296,296

NOTE 4 – INVENTORIES

As of June 30, 2012, and December 31, 2011, inventories consisted of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$559,278	$4,307,063
Finished goods	1,947,913	4,367,284
	$2,507,191	$8,674,347

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, the following are the details of the property and equipment:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Property and Plant	$3,636,645	$3,645,312
Operations Equipment	87,786	82,672
Office Equipment	806,176	791,097
Vehicles	166,256	156,834
	4,696,863	4,675,915
Accumulated Depreciation	(1,412,273)	(1,283,115)
Total	$3,284,590	$3,392,800

Depreciation expense for the six months ended June 30, 2012 and 2011 were $132,339 and $123,767, respectively. Depreciation expense for the three months ended June 30, 2012 and 2011 were $66,001 and $63,538, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. As of June 30, 2012 and December 31, 2011, the balances of net intangible assets were $708,258 and $589,883, respectively. Amortization expense of intangible assets for the six months ended June 30, 2012 and 2011 were $102,231 and $192,861 respectively. Amortization expense of intangible assets for the three months ended June 30, 2012 and 2011 were $59,807 and $179,304 respectively.

Expected future amortization for intangible assets is as follows:

2012	$137,002
2013	273,212
2014	85,382
2015	56,587
2016	36,840
Thereafter	119,235
$708,258

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

The Company’s prepaid leases are prepayments for leased land. As of June 30, 2012 and December 31, 2011, details about prepaid leases were:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Prepaid leases	$7,416,001	$7,433,675
Amortization of prepaid leases	(991,448)	(663,904)
	6,424,553	6,769,771
Less: Current portion of prepaid leases	(642,184)	(660,637)
Long term portion of prepaid leases	$5,782,369	$6,109,134

Amortization expense of long-term prepaid expenses for the six months ended June 30, 2012 and 2011 were $329,445 and $299,613 respectively. Amortization expense of long-term prepaid expenses for the three months ended June 30, 2012 and 2011 were $164,589 and $159,572, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of accounts payable, salary payables, and welfare payables. At June 30, 2012 and December 31, 2011, accounts payables and accrued expenses were $1,118,949 and $337,782, respectively.

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2012:
Net income
Basic EPS income available to common shareholders	$5,796,580	12,958,032	$0.45
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$5,796,580	13,473,948	$0.43

For the six months ended June 30, 2011:
Net income
Basic EPS income available to common shareholders	$6,936,194	12,958,031	$0.54
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$6,936,194	13,473,947	$0.51

For the three and six months ended June 30, 2012 and 2011, all options and warrants were included the calculation of diluted earnings.

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

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering. The investor issued a written waiver of the registration rights on November 15, 2010. As of June 30, 2012 and December 31, 2011, the warrants did not have intrinsic value.

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

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Balances of warrants issued and outstanding as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance of warrants issued and outstanding at December 31, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at December 31, 2011	873,315	2.58
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at June 30, 2012	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$2.58	873,315	0.96	$2.58	873,315	$2.58

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

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Appropriations are made based on annual net income after the end of each fiscal year of PRC enterprises. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected not to made discretionary surplus reserves since its establishment. For the six months ended June 30, 2012 and 2011, retained earnings that are restricted for appropriation to statutory reserves were $247,225 and $0, respectively. The table below summarizes the statutory reserves:

	For the Six Months Ended
	June 30,
	2012	2011
Registered capital of Chinese operating entity	$6,608,427	$6,608,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	3,304,213	3,304,213
Statutory reserves	(2,522,455)	(1,682,673)
Unfunded statutory reserves	$781,758	$1,621,540

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Sales	$3,564	$5,856	$28,100	$28,713
Cost of goods sold	2,176	3,706	19,505	18,132
Gross profit	1,388	2,150	8,595	10,581
Operating and administrative expenses:
Sales and marketing	227	386	993	1,392
General and administrative	535	479	1,175	971
Income from operations	626	1,285	6,426	8,218
Other income (expenses), total	991	(47)	992	(52)
Income before income tax	1,617	1,238	7,418	8,166
Income tax expenses	162	137	1,621	1,230
Net income	$1,455	$1,101	$5,797	$6,936

For the three months ended June 30, 2012 compared to June 30, 2011

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales decreased by approximately $2.29 million, or 39%, from approximately $5.9 million for the three months ended June 30, 2011 to approximately $3.6 million for the same period in 2012. This decrease was primarily caused by the stronger competition at corn, soybean seed products, and fertilizers which led us to alter our marketing strategy focusing on rice seed sales. Our rice seed sales increased dramatically from $7,000 in the second quarter of 2011 to $1.1 million in the comparable quarter of 2012. With the new marketing strategy, we lost some market shares at corn and soybean seed market, but rose up our leading position at rice seeds.

The following table sets forth information regarding the sales of our principal products during the three months ended June 30, 2012 and 2011, respectively:

	For the 3 months ended June 30, 2012			For the 3 months ended June 30, 2011
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	730	$1,119	31.2%	1,607	$1,954	33.4%
Soybean Seeds	-	-	-%	145	233	4.0%
Rice Seeds	1,127	1,124	31.4%	7	7	0.1%
Vegetable Seeds	-	-	-%	12	613	10.5%
Fertilizers	541	1,331	37.2%	1,304	2,823	48.1%
Plant Regulators	5	9	0.2%	119	226	3.9%
	2,403	$3,584	100.0%	3,194	$5,855	100.0%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grains and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the three months ended June 30, 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2012	2011
Corn Seeds	$1.53	$1.22	25%
Soybean Seeds	$-	$1.61	n/a
Rice Seeds	$1.00	$1.05	(5)%
Vegetable Seeds	$-	$49.52	n/a
Fertilizers	$2.46	$2.17	13%
Plant Regulators	$1.97	$1.90	4%

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold decreased $1.53 million, or 41.29%, from $3.7 million for the three months ended June 30, 2011 to $2.18 million for the three months ended June 30, 2012. This decrease was primarily attributable to the decrease in sales volume and decreased price in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $0.10 million, or 11.87%, from $0.87 million for the three months ended June 30, 2011 to $0.76 million for the three months ended June 30, 2012.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses decreased approximately $0.16 million, or 41.16%, from $0.39 million for the three months ended June 30, 2011 to $0.23 million for the three months ended June 30, 2012. This decrease was primarily attributable to (i) an increase of approximately $0.01 million, or 16.77%, in shipping expense, which is primarily due to higher shipping cost charges; (ii) a decrease of approximately $0.19 million, or 25.33% in advertisement expense as we launched TV advertisement campaigns in 2011 in Heilongjiang and Jilin provinces and increased in spending for advertisement in Jilin Province, to enhance our brand awareness and increase our market share. Sales and marketing expenses are likely to increase as we continue expanding our sales volume throughout China, and launching more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.06 million, or 11.73%, from $0.48 million for the three months ended June 30, 2011 to approximately $0.54 million for the three months ended June 30, 2012. This increase was primarily attributable to an increase in amortization for prepaid leases and payroll expense. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Operations

As a result of the foregoing, our income from operations decreased by $0.66 million, or 51.31%, from approximately $1.28 million for the three months ended June 30, 2011 to approximately $0.63 million for the same period in 2012.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, other income and expense, and a gain from waived income taxes payable. Other income increased approximately by $1.04 million, which is attributable to a gain from the tax authority who waived our 2011 corporate income tax payable which had been accrued by us as of December 31, 2011.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense increased by approximately $0.02 million, or 18.26%, from approximately $0.14 million for the three months ended June 30, 2011 to $0.16 million for the same period of 2012.

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

For the six months ended June 30, 2012 compared to June 30, 2011

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales decreased by $0.6 million, or 2.13%, from $28.7 million for the six months ended in June 30, 2011 to $28.1 million for the same period of 2012.  This slight decrease was primarily caused by changes at our marketing strategy. To further compete with our seed producers, we focused on sales at rice seed market, instead of corn seeds. The change of marketing strategy limited our sale ability at corn and soybean seeds. The decreased sales at corn and soybean seeds were offset by our improved revenues from rice seeds which contributed over 60% of our half year revenues.

The following table sets forth information regarding the sales of our principal products during the six months ended June 30, 2012 and 2011, respectively:

	For the 6 months ended June 30, 2012			For the 6 months ended June 30, 2011
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	3,591	$5,671	20.2%	9,127	$11,063	38.5%
Soybean Seeds	3,277	3,366	12.0%	5,350	7,011	24.4%
Rice Seeds	16,357	17,012	60.5%	7,146	6,553	22.8%
Vegetable Seeds	-	-	-%	130	1,721	6.0%
Fertilizers	650	1,610	5.7%	1,501	1,867	6.5%
Plant Regulators	231	441	1.6%	300	498	1.7%
	24,106	$28,100	100.0%	23,554	$28,713	100.0%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grains and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the six months ended June 30, 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2012	2011
Corn Seeds	$1.58	$1.21	31%
Soybean Seeds	$1.03	$1.31	(21)%
Rice Seeds	$1.04	$0.92	13%
Vegetable Seeds	$-	$13.24	n/a
Fertilizers	$2.48	$1.24	100%
Plant Regulators	$1.91	$1.66	15%

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased $1.37 million, or 7.57%, from $18.13 million for the six months ended June 30, 2011 to $19.51 million for the six months ended June 30, 2012. This increase was primarily attributable to the increase in sales volume.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $0.19 million, or 8.21%, from $2.36 million for the six months ended June 30, 2011 to $2.17 million for the same period of 2012.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses decreased $0.40 million, or 28.65%, from $1.39 million for the six months ended June 30, 2011 to $0.99 million for the six months ended June 30, 2012. This decrease was primarily attributable to (i) a decrease of approximately $0.09 million, or 11.38%, in shipping expense, which is primarily due to less sale volume; (ii) a decrease of approximately $0.28 million, or 73.56% in advertisement expense as we launched TV advertisement campaigns in 2011 in Heilongjiang and Jilin provinces and increased in spending for advertisement in Jilin Province, to enhance our brand awareness and increase our market share. Sales and marketing expenses are likely to increase as we continue expanding our sales volume throughout China, and launching more advertisement campaign seeking to increase our market share and awareness of our high quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.20 million, or 21.09%, from $0.97 million for the six months ended June 30, 2011 to approximately $1.18 million for the six months ended June 30, 2012. This increase was primarily attributable to an increase in amortization for prepaid leasing expense and intangible assets. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Operations

As a result of the foregoing, our income from operations decreased by $1.79 million, or 21.81%, from $8.22 million for the six months ended June 30, 2011 to $6.43 million for the same period in 2012.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, other income and expense, and a gain from waived income taxes payable. Other income increased approximately by $1.04 million, which is attributable to a gain from the tax authority who waived our 2011 corporate income tax payable which had been accrued by us as of December 31, 2011.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense increased by approximately $0.39 million, or 31.79%, from approximately $1.23 million for the six months ended June 30, 2011 to $1.62 million for the same period of 2012. This increase was caused by expiration of a favorable cooperate income tax rate of 15% in December 31, 2011.

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

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the Six Months Ended June 30,
	2012	2011
	Unaudited	Unaudited
	($ in thousands)
Net cash provided by operating activities	$10,095	$16,642
Net cash used in investing activities	$(254)	$(759)
Net cash provided by financing activities	$-	$(765)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased by approximately $6.55 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, which is due to i) a decrease of approximately $1.14 million in net income attributable to the factors discussed above; ii) a decrease of approximately $7.27 million in changes in trade receivables due to our sales peak during the half of 2012; iii) a decrease of approximately $1.63 million in changes in inventories as we received more delivery of raw seeds since our production capacity and distribution is improved and more storage capacity was allocated for the raw seeds; and iv) a decrease of approximately $0.94 million in changes in advances from customers.

We had retained earnings of $21.30 million and $15.75 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had cash of approximately $13.67 million, total current assets of approximately $26.81 million, and a working capital surplus of approximately $23.92 million. We have financed our activities to date principally from cash derived from our operations in the previous year. We maintain a large balance of non-cash current assets because our collection process of trade receivables. We expect to collect most of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased approximately $0.51 million, from approximately $0.76 million for the six months ended June 30, 2011 to $0.25 million for the same period of 2012. This decrease was primarily attributable to less investment in plant and equipment. Net cash used in investing activities primarily relates to expenditures associated with our equipment and purchase of a new product patent.

Net Cash Used in Financing Activities

Net cash provided by financing activities were nil and ($0.76) million for the six months ended June 30, 2012 and 2011. The decrease at our financing cash outflow was because of our repayment of short-term loans.

Tax Favor

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

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and six months ended June 30, 2012 and 2011.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three and six months ended June 30, 2012 and 2011.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which is generally upon shipment. All sales are FOB shipping point. We render neither sales return nor rebates to our customers, thus revenue would reflect the actual sales we are entitled to.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

Recently Adopted Accounting Pronouncement

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012 and December 31, 2011, the Company has $2,522,455 and $2,275,230, respectively, in these non-distributable reserve funds.

Off Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we have no off balance sheet arrangements.

Outstanding Indebtedness

As of June 30, 2012 and December 31, 2011, we had no outstanding indebtedness.

Contractual Obligations

We did not enter into any material contractual obligations during the six months ended June 30, 2012. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

In connection with the preparation of this Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, such as a lack of segregation of duties, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012. We are in the process of evaluating and remedying the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls. Our Board of directors and management is working on our internal control deficiencies and material weaknesses by recruiting staff and finance department personnel with expertise on accounting and internal controls, and are working on improving our corporate governance.

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

Dated: August 10, 2012

FUER INTERNATIONAL, INC.

By:	/s/ Zhang Li
Zhang Li
Chief Executive Officer
28

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

