Form 10-Q/A
period 2012-06-30
Fuer International Inc.
filed 2012-11-09
CIK 1445229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-53436

Fuer International, Inc., INC.

(Exact name of registrant as specified in its charter)

Nevada	84-0290243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Neiwei Road,

Fulaerji District, Qiqihar,

Heiloingjiang, China 161041

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number: + 86-0452-6969150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 8, 2012, there were 12,598,032 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Registration S-K. No other changes have been made to the 10-Q filed on August 13, 2012.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1 and 32.2	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

XBRL Exhibit

101.INS† XBRL Instance Document.

101.SCH† XBRL Taxonomy Extension Schema Document.

101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB† XBRL Taxonomy Extension Label Linkbase Document.

101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuer International, Inc.

Date: August 10, 2012	By:	/s/ Zhang Li
Zhang Li, Chief Executive Officer

Date: August 10, 2012	By:	/s/ Yu Haifei
Yu Haifei, Principal Financial Officer