Form 10-Q
period 2012-09-30
Fuer International Inc.
filed 2012-11-14
CIK 1445229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

As of November 12, 2012, there were 12,598,032 shares of common stock, par value $0.001 per share, outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$18,483,746	$3,848,413
Trade receivables, net	4,326,447	1,296,296
Advances to employees	234,617	445,648
Inventories	805,825	8,674,347
Advances to suppliers and prepaid expenses	896,471	5,527,356
Current portion of prepaid leases	622,658	660,637
Total Current Assets	25,369,764	20,452,697

Property, plant and equipment, net	3,218,705	3,392,800
Intangibles, net	656,142	589,883
Long term portion of prepaid leases	5,627,329	6,109,134
Total Assets	$34,871,940	$30,544,514

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$784,850	$337,782
Advances from customers	48,698	994,935
Other payables	85,140	85,480
Income tax payable	1,305,917	1,154,109
Total Liabilities	2,224,605	2,572,306

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized, 12,958,032 shares issued and outstanding as of September 30, 2012 and December 31, 2011 respectively.	12,958	12,958
Additional paid in capital	7,046,495	7,046,495
Statutory reserves	2,522,228	2,275,230
Retained earnings	20,299,889	15,752,651
Accumulated other comprehensive income	2,765,765	2,884,874
Total Shareholders' Equity	32,647,335	27,972,208
Total Liabilities and Shareholders' Equity	$34,871,940	$30,544,514

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$1,265,500	$744,882	$29,365,766	$29,457,603
Cost of goods sold	1,861,763	381,244	21,367,431	18,513,409
Gross profit (loss)	(596,263)	363,638	7,998,335	10,944,194

Operating and administrative expenses:
Sales and marketing	126,353	182,351	1,119,455	1,574,189
General and administrative	613,237	472,944	1,788,834	1,443,788
Total operating expenses	739,590	655,295	2,908,289	3,017,977
Income (loss) from operations	(1,335,853)	(291,657)	5,090,046	7,926,217

Other income (expenses):
Interest income	5,576	5,077	10,862	19,478
Interest expense	(55)	(18,437)	(149)	(145,034)
Non operating Income (expenses)	(1,693)	(6,422)	(5,364)	54,239
Gain from waived income tax payable	-	-	990,410	-
Other income (expenses), total	3,828	(19,782)	995,759	(71,317)

Income (loss) before income tax	(1,332,025)	(311,439)	6,085,805	7,854,900
Income tax expenses (benefit)	(329,681)	7,797	1,291,569	1,237,942
Net income (loss)	$(1,002,344)	$(319,236)	$4,794,236	$6,616,958

Other comprehensive income:
Foreign currency translation adjustments	(46,887)	201,012	(119,109)	821,786
Comprehensive income (loss)	$(1,049,231)	$(118,224)	$4,675,127	$7,438,744

Earnings (losses) per share
Basic	$(0.08)	(0.02)	$0.37	$0.51
Diluted	$(0.07)	(0.02)	$0.36	$0.51

Weighted average number of shares issued and outstanding
Basic	12,958,032	12,958,032	12,958,032	12,958,032
Diluted	13,473,948	12,958,032	13,473,948	12,958,032

The accompanying notes are an integral part of the financial statements

FUER INTERNATIONAL INC. AND SUBSIDIARIES
CONSLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$4,794,236	$6,616,958
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	198,618	188,840
Amortization of intangible assets and prepaid leases	646,920	554,795
Gain from waived income tax payable	(990,410)	-
Changes in current assets and liabilities
Trade receivables	(3,040,353)	2,421,439
Advances to employees	209,604	(142,676)
Inventories	7,847,105	7,535,785
Advances to suppliers	4,616,600	(5,395,192)
Prepaid leases	-	(242,929)
Accounts payable and accrued expenses	449,032	1,302,234
Advances from customers	(943,854)	269,738
Other payables	-	(277,060)
Income tax payables	1,147,063	336,675
Net cash provided by operating activities	14,934,561	13,168,607

Cash flow from investing activities:
Purchase of property plant, and equipment	(37,733)	(433,128)
Purchase of intangible assets	(221,923)	(330,941)
Purchase of biological assets	-	(423,461)
Net cash used in investing activities	(259,656)	(1,187,530)

Cash flow from financing activities:
Repayment of short-term loans	-	(3,740,405)
Net cash used in financing activities	-	(3,740,405)

Effect of exchange rate on cash	(39,572)	232,960
Net increase in cash and cash equivalents	14,635,333	8,473,632
Cash and cash equivalents - beginning of period	3,848,413	2,454,583
Cash and cash equivalents - ending of period	$18,483,746	$10,928,215

Supplemental disclosure of cash flow information
Interest paid	$149	$121,832
Income taxes paid	$9,098	$895,437

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

Chinese laws and regulations currently restrict foreign ownership in a seed producing company. As a result, the Company’s subsidiaries, Deli and Qiqihar Fuer, entered into a series of exclusive contractual agreements (the Contractual Agreements) on March 25, 2010 in the anticipation that this will protect the Company’s shareholders from foreign ownership restrictions.

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

The accompanying consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012, or that which was achieved in the year ended December 31, 2011.

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

	2012	2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of September 30, 2012 and December 31, 2011	US$1=RMB 6.3190	US$1=RMB 6.2939

Amounts included in the statements of operations, and statements of cash flows for the nine months ended September 30, 2012 and 2011	US$1=RMB 6.3085	US$1=RMB 6.4966

For the three months ended September 30, 2012 and 2011, foreign currency translation adjustments of $(46,887) and $201,012, respectively, have been reported as comprehensive income in the consolidated financial statements and for the nine months ended September 30, 2012 and 2011, foreign currency translation adjustments of ($119,109) and $821,786, respectively, have been reported as comprehensive income in the consolidated financial statements.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivable, accounts payable, other payable, and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments. As of September 30, 2012, the Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the new accounting guidance.

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

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. No customer accounted for over 10% of our total sales for the three and nine months ended September 30, 2012 and 2011.

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

Trade receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews trade receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of September 30, 2012 and December 31, 2011, the Company had an allowance for doubtful accounts of $232,611 and $233,538, respectively.

(k)	Advances to employees

Advances to employees are rendered to facilitate the timely implementation of operating activities, such as advertisements, promotions and seed breeding. The amounts advanced under such arrangements totaled $234,617 and $445,648 as of September 30, 2012 and December 31, 2011, respectively.  The Company has not experienced any losses with advances to employees during its operating history, and, accordingly, has made no allowances for advances to employees.

(l)	Inventories

Inventories, consisting of raw materials and finished goods acquired from third party vendors, are stated at the lower of cost or market, determined on a weighted average basis, or net realizable value. Raw materials are recognized at the purchase price, and consist primarily of seeds, fertilizers, pesticides, and packaging materials. Costs of finished goods are composed of raw materials, direct labor and an attributable portion of manufacturing overhead. Inclusive in manufacturing overhead is amortization expense of intangible assets acquired to secure certain varieties of seeds that are exclusive for the Company’s use and sale. Minimal process is applied to raw material seeds, fertilizers, and pesticides to convert them into finished goods, as raw materials are primarily in a customer usable state. Raw materials are packaged for the specification and needs of the Company’s customers, inclusive of our distributors and branded retail establishments. Inventories are accounted on a weighted average basis during the reporting period. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. The Company has not recorded an inventory reserve as of September 30, 2012 and December 31, 2011, respectively.

(m)	Advance to suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $896,471 and $5,527,356 as of September 30, 2012 and December 31, 2011, respectively.

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

The Company records lease payments at cost less accumulated amortization and the amount that is to be amortized within one year is recorded as current portion of prepaid leases. As China’s regulations prohibit companies from acquiring land use rights of farmlands, the Company entered into long term agreements with certain unrelated parties to rent land. The rental payments for the entire contract period are prepaid at the inception of leases. The rental payments are recorded as operating lease expense using the straight line method during the contract period, varying from 5 to 12 years

The operating lease expenses for the nine months ended September 30, 2012 and 2011 amounted to $493,714 and $461,118, respectively, and for the three months ended September 30, 2012 and 2011 totaled $164,269 and $164,048, respectively.

(p)	Impairment of long-lived assets

The Company reviews long-lived assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and nine months ended September 30, 2012 and 2011.

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

Historically, the Company has not offered sales returns to their customers or distributors subsequent to acceptance of goods by their customers or distributors. Based on previous prior year performance, the Company has not experienced significant dissatisfaction with any of their products. In certain instances, when customers or distributors reported negative results from the usage of the Company’s products, the Company has allowed credits to be issued to these customers or distributors on a limited basis. The Company issuance of credits during the three and nine months ended September 30, 2012 and 2011 has been minimal. The Company has not accrued any amount with respect to such potential customer credits as of September 30, 2012 and December 31, 2011 based on the Company’s previous positive experience with products sold.

(s)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs.

(t)	Shipping expense

Shipping costs are classified into selling and marketing expenses. For the nine months ended September 30, 2012 and 2011, shipping expense totaled $697,881 and $795,523, respectively. For the three months ended September 30, 2012 and 2011, shipping expense totaled $18,738 and $29,119, respectively.

(u)	Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended September 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $49,045 and $118,218, respectively. For the nine months ended September 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $145,044 and $367,961, respectively.

(v)	Advertising

Advertising is expensed as incurred and is included in selling and marketing expenses on the accompanying consolidated statement of operations. For the nine months ended September 30, 2012 and 2011, advertising expense amounted to $111,828 and $382,439, respectively. For the three months ended September 30, 2012 and 2011, advertising expense amounted to $11,684 and $3,632, respectively.

(w)	Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the Statements of Shareholders’ Equity, except those amounts due to investments by shareholders, changes in paid-in capital and distributions to shareholders. Comprehensive income for the periods ended September 30, 2012 and 2011 include net income and unrealized gains from foreign currency translation adjustments. As of September 30, 2012 and December 31, 2011 accumulated comprehensive income was $2,765,765 and $2,884,874, respectively.

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

NOTE 3 – TRADE RECEIVABLES

As of September 30, 2012 and December 31, 2011 accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Trade receivables	$4,559,058	$1,529,834
Less: Allowance for doubtful accounts	(232,611)	(233,538)
	$4,326,447	$1,296,296

NOTE 4 – INVENTORIES

As of September 30, 2012, and December 31, 2011, inventories consisted of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$574,489	$4,307,063
Finished goods	231,336	4,367,284
	$805,825	$8,674,347

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, the following are the details of the property and equipment:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Property and Plant	$3,630,832	$3,645,312
Operations Equipment	88,237	82,672
Office Equipment	804,887	791,097
Vehicles	171,056	156,834
	4,695,012	4,675,915
Accumulated Depreciation	(1,476,307)	(1,283,115)
Total	$3,218,705	$3,392,800

Depreciation expense for the nine months ended September 30, 2012 and 2011 were $198,618 and $188,840, respectively. Depreciation expense for the three months ended September 30, 2012 and 2011 were $66,279 and $63,538, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company's intangible assets are purchased intellectual property on seed varieties and have a 10 years useful life. As of September 30, 2012 and December 31, 2011, the balances of net intangible assets were $656,142 and $589,883, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2012 and 2011 were $153,206 and $93,677 respectively. Amortization expense of intangible assets for the three months ended September 30, 2012 and 2011 were $50,975 and $45,886 respectively.

Expected future amortization for intangible assets is as follows:

2012	$55,730
2013	207,892
2014	124,809
2015	96,060
2016	76,344
Thereafter	95,307
$656,142

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

The Company’s prepaid leases are prepayments for leased land. As of September 30, 2012 and December 31, 2011, details about prepaid leases were:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Prepaid leases	$7,404,148	$7,433,675
Amortization of prepaid leases	(1,154,161)	(663,904)
	6,249,987	6,769,771
Less: Current portion of prepaid leases	(622,658)	(660,637)
Long term portion of prepaid leases	$5,627,329	$6,109,134

Amortization expense of long-term prepaid expenses for the nine months ended September 30, 2012 and 2011 were $493,714 and $461,118 respectively. Amortization expense of long-term prepaid expenses for the three months ended Jun September e 30, 2012 and 2011 were $164,269 and $164,048, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense comprised of accounts payable, salary payables, and welfare payables. At September 30, 2012 and December 31, 2011, accounts payables and accrued expenses were $784,850 and $337,782, respectively.

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2012:
Net income
Basic EPS income available to common shareholders	$4,794,236	12,958,032	$0.37
Effect of dilutive securities:
Warrants	-	515,916	-
Diluted EPS income available to common shareholders	$4,794,236	13,473,948	$0.36

For the nine months ended September 30, 2011:
Net income
Basic EPS income available to common shareholders	$6,616,958	12,958,032	$0.51
Effect of dilutive securities:
Warrants	-	-	-
Diluted EPS income available to common shareholders	$6,616,958	12,958,032	$0.51

For the three and nine months ended September 30, 2012 and 2011, all options and warrants were included the calculation of diluted earnings.

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

On June 17, 2010, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Allied Merit International Investment Inc. (the “Investor”) for the sale of an aggregate of 1,018,868 common shares (the “Investor Shares”), and warrants to purchase 873,315 common shares of the Company, for aggregate gross proceeds equal to $2,500,000 (the “Offering”). The warrants are exercisable at $2.58 per common share, have a three year life time and a cashless exercise feature. In connection with the Offering, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within 60 calendar days of the Closing Date of the Offering to register for resale the Investor Shares and the shares underlying the warrants,  and to have the Registration Statement become effective within 150 days of the Closing Date of the Offering. The investor issued a written waiver of the registration rights on November 15, 2010. As of September 30, 2012 and December 31, 2011, the warrants did not have intrinsic value.

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

Expected volatility	112.2%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.2%

Balances of warrants issued and outstanding as of September 30, 2012 and December 31, 2011 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance of warrants issued and outstanding at December 31, 2010	-	$-
Issued	873,315	2.58
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at December 31, 2011	873,315	2.58
Issued	-	-
Exercised	-	-
Forfeited	-	-
Balance of warrants issued and outstanding at September 30, 2012	873,315	$2.58

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2012:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
$2.58	873,315	0.71	$2.58	873,315	$2.58

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

NOTE 11 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Appropriations are made based on annual net income after the end of each fiscal year of PRC enterprises. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to the statutory public welfare fund. Fuer elected not to made discretionary surplus reserves since its establishment. For the nine months ended September 30, 2012 and 2011, retained earnings that are appropriated to statutory reserves were $246,998 and $0, respectively. The table below summarizes the statutory reserves:

	For the Nine Months Ended
	September 30,
	2012	2011
Registered capital of Chinese operating entity	$6,608,427	$6,608,427
Maximum reserve rate required	50%	50%
Maximum statutory reserved required by law	3,304,213	3,304,213
Statutory reserves	(2,522,228)	(1,682,673)
Unfunded statutory reserves	$781,985	$1,621,540

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Sales	$1,266	$745	$29,366	$29,458
Cost of goods sold	1,862	381	21,367	18,513
Gross profit	(596)	364	7,999	10,945
Operating and administrative expenses:
Sales and marketing	126	182	1,120	1,574
General and administrative	613	473	1,789	1,444
Income from operations	(1,335)	(291)	5,090	7,927
Other income (expenses), total	4	(20)	996	(71)
Income before income tax	(1,331)	(311)	6,086	7,856
Income tax expenses	(330)	8	1,292	1,238
Net income	$(1,001)	$(319)	$4,794	$6,618

For the three months ended September 30, 2012 compared to September 30, 2011

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales increased by approximately $0.5 million, or 70%, from approximately $0.7 million for the three months ended September 30, 2011 to approximately $1.3 million for the same period in 2012. This increase was primarily caused by the stronger competition at corn, soybean seed products, and fertilizers which led us to alter our marketing strategy focusing on rice seed sales. Our rice seed sales increased dramatically from $7,000 in the second quarter of 2011 to $1.1 million in the comparable quarter of 2012. With the new marketing strategy, we lost some market shares at corn and soybean seed market, but rose up our leading position at rice seeds.

The following table sets forth information regarding the sales of our principal products during the three months ended September 30, 2012 and 2011, respectively:

	For the 3 months ended September 30, 2012			For the 3 months ended September 30, 2011
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	1,452	$389	30%	-	$-	-%
Soybean Seeds	174	29	2%	-	-	-%
Rice Seeds	3,352	568	44%	-	-	-%
Fertilizers	142	292	23%	282	718	96%
Plant Regulators	7	13	1%	10	27	4%
	5,127	$1,291	100%	292	$745	100%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grains and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the three months ended September 30, 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2012	2011
Corn Seeds	$1.69	$-	n/a
Soybean Seeds	$1.04	$-	n/a
Rice Seeds	$1.07	$-	n/a
Fertilizers	$2.06	$2.55	(19%)
Plant Regulators	$1.90	$2.68	(29%)

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased $1.48 million, or 388%, from $0.4 million for the three months ended September 30, 2011 to $1.86 million for the three months ended September 30, 2012. This decrease was primarily attributable to the increase in sales volume and increased price in raw materials.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by $0.08 million, or 13%, from $0.66 million for the three months ended September 30, 2011 to $0.74 million for the three months ended September 30, 2012.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses decreased approximately $0.06 million, or 31%, from $0.18 million for the three months ended September 30, 2011 to $0.13 million for the three months ended September 30, 2012.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.14 million, or 30%, from $0.47 million for the three months ended September 30, 2011 to approximately $0.61 million for the three months ended September 30, 2012. This increase was primarily attributable to an increase in amortization for prepaid leases and payroll expense. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Operations

As a result of the foregoing, our income from operations decreased by $1.04 million, or 358%, from approximately ($0.3) million for the three months ended September 30, 2011 to approximately ($1.34) million for the same period in 2012.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, other income and expense, and a gain from waived income taxes payable. Other income increased slightly by $0.02 million.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense decreased by approximately $0.34 million, or 4328%, from approximately $7,797 income tax expense for the three months ended September 30, 2011 to ($329,681) income tax benefit for the same period of 2012.

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

For the nine months ended September 30, 2012 compared to September 30, 2011

Sales

Our sales consist primarily of revenues generated from sales of corn seeds, rice seeds, soybean seeds, fertilizers and agricultural chemical products. Sales decreased by $0.1 million, or 0.31%, from $29.5 million for the nine months ended in September 30, 2011 to $29.4 million for the same period of 2012.  This slight decrease was primarily caused by changes at our marketing strategy. To further compete with our seed producers, we focused on sales at rice seed market, instead of corn seeds. The change of marketing strategy limited our sale ability at corn and soybean seeds. The decreased sales at corn and soybean seeds were offset by our improved revenues from rice seeds which contributed over 60% of our revenues.

The following table sets forth information regarding the sales of our principal products during the nine months ended September 30, 2012 and 2011, respectively:

	For the 9 months ended September 30, 2012			For the 9 months ended September 30, 2011
	Quantity	Amount	% of	Quantity	Amount	% of
Product name	(Kg’000)	($’000)	Sales	(Kg’000)	($’000)	Sales
Corn Seeds	3,591	$6,054	21%	9,127	$11,134	38%
Soybean Seeds	3,277	3,392	12%	5,350	7,056	24%
Rice Seeds	16,357	17,565	60%	7,146	6,594	22%
Vegetable Seeds	-	-	-%	130	1,732	6%
Fertilizers	792	1,901	6%	1,782	2,424	8%
Plant Regulators	238	454	1%	310	518	2%
	24,255	$29,366	100%	23,845	$29,458	100%

The fluctuations in average sales price per kilogram of corn seeds, soybean seeds and rice seeds, as reflected in the following table, are primarily driven by increases in the prices of grains and demand for the products. The changes in the average selling prices of fertilizers and plant additives are generally caused by an increase in sales of high margin products. The following table shows sales price per kilogram by product for the nine months ended September 30, 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price		Percentage
	Per Kilogram		Change
Product	2012	2011
Corn Seeds	$1.69	$1.22	40%
Soybean Seeds	$1.04	$1.31	(19%)
Rice Seeds	$1.07	$0.92	18%
Vegetable Seeds	$-	$13.32	(100%)
Fertilizers	$2.40	$1.36	105%
Plant Regulators	$1.90	$1.67	25%

Cost of Goods Sold

Our costs of goods sold consists primarily of the cost of raw seeds and direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.  Cost of goods sold increased $2.85 million, or 15.42%, from $18.51 million for the nine months ended September 30, 2011 to $21.37 million for the nine months ended September 30, 2012. This increase was primarily attributable to the increase in sales volume and increased raw material prices.

Operating and Administrative Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses decreased by $0.11 million, or 3.63%, from $3.02 million for the nine months ended September 30, 2011 to $2.91 million for the same period of 2012.

Sales and Marketing.  Our sales and marketing expenses consist primarily of transportation expenses, advertising expenses, year-end bonus for sales team, and other overhead expenses incurred by the Company’s sales and marketing personnel. Sales and marketing expenses decreased $0.45 million, or 28.89%, from $1.57 million for the nine months ended September 30, 2011 to $1.12 million for the nine months ended September 30, 2012. This decrease was primarily attributable to (i) a decrease of approximately $0.1 million, or 12.27%, in shipping expense; (ii) a decrease of approximately $0.27 million, or 70.76% in advertisement expense.

General and Administrative. Our general and administrative expenses consist primarily of salary, and allowances for receivables, and professional service fees.  General and administrative expenses increased approximately $0.35 million, or 23.9%, from $1.44 million for the nine months ended September 30, 2011 to approximately $1.79 million for the nine months ended September 30, 2012. This increase was primarily attributable to an increase in amortization for prepaid leasing expense and intangible assets. General and administrative expenses are likely to increase as we continue to expand our operations in China, hire new employees and appoint directors to improve our corporate governance, and rent more land for raw seed breeding.

Income from Operations

As a result of the foregoing, our income from operations decreased by $2.84 million, or 35.78%, from $7.93 million for the nine months ended September 30, 2011 to $5.09 million for the same period in 2012.

Other Income (Expense)

Our other income (expense) consists primarily of interest income, interest and finance costs, other income and expense, and a gain from waived income taxes payable. Other income increased approximately by $1.07 million, which is attributable to a gain from the tax authority who waived our 2011 corporate income tax payable which had been accrued by us as of December 31, 2011.

Income Tax Expense

We are subject to PRC enterprise income taxes. Our income tax expense increased by approximately $0.05 million, or 4.33%, from approximately $1.24 million for the nine months ended September 30, 2011 to $1.29 million for the same period of 2012. This increase was caused by expiration of a favorable cooperate income tax rate of 15% in December 31, 2011.

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

Liquidity and Capital Resources

Our summary cash flow information is as follows:

	For the Nine Months Ended September 30,
	2012	2011
	Unaudited	Unaudited
	($ in thousands)
Net cash provided by operating activities	$14,935	$13,169
Net cash used in investing activities	$(260)	$(1,188)
Net cash provided by financing activities	$-	$(3,740)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by approximately $1.77 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, which is due to i) a decrease of approximately $1.82 million in net income attributable to the factors discussed above; ii) a decrease of approximately $5.46 million in changes in trade receivables due to our sales peak during the nine months ended September 30, 2012; iii) an increase of approximately $0.31 million in changes in inventories as we received more delivery of raw seeds since our production capacity and distribution is improved and more storage capacity was allocated for the raw seeds; iv) an increase of approximately $10.01 million in changes in advances to suppliers; v) a decrease of $1.21 million in changes of advances from customers.

We had retained earnings of $20.30 million and $15.75 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, we had cash of approximately $18.48 million, total current assets of approximately $25.37 million, and a working capital surplus of approximately $23.15 million. We have financed our activities to date principally from cash derived from our operations in the previous year. We maintain a large balance of non-cash current assets because our collection process of trade receivables. We expect to collect most of the trade receivables in the coming quarter, and believe the cash flow provided by operating activities in the same period will be sufficient to sustain our operations.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased approximately ($0.93) million, from approximately ($1.19) million for the nine months ended September 30, 2011 to ($0.26) million for the same period of 2012. This decrease was primarily attributable to less investment in plant and equipment. Net cash used in investing activities primarily relates to expenditures associated with our equipment and purchase of a new product patent.

Net Cash Used in Financing Activities

Net cash provided by financing activities were nil and ($3.74) million for the nine months ended September 30, 2012 and 2011. The decrease at our financing cash outflow was because of our repayment of short-term loans.

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

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three and nine months ended September 30, 2012 and 2011.

Estimate of the useful lives of intangible assets - Intangible assets, which are purchased seeds variety rights, are amortized using the straight-line method over their estimated period of benefit, normally 10 years. We must review the marketability of the seed varieties for possible impairment whenever events and circumstances imply that carrying value of such assets may not be recovered from the estimated future cash flow result from sales of such seeds products or possible disposition. We recognized no impairments in the three and nine months ended September 30, 2012 and 2011.

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

Statutory Reserves

In accordance with the laws and regulations of the PRC, after payments of the PRC income taxes, a wholly-owned Foreign Invested Enterprises income, shall be allocated to the statutory reserves since January 1, 2006. The public welfare fund reserve was limited to 50 percent of the registered capital. Statutory Reserve funds are restricted for offset against losses, expansion of production and operation or increase in registered capital of the respective company, which is made by the end of each calendar year. This reserve is not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2012 and December 31, 2011, the Company has $2,522,228 and $2,275,230, respectively, in these non-distributable reserve funds.

Off Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we have no off balance sheet arrangements.

Outstanding Indebtedness

As of September 30, 2012 and December 31, 2011, we had no outstanding indebtedness.

Contractual Obligations

We did not enter into any material contractual obligations during the nine months ended September 30, 2012. The Company has no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the Notes to our Consolidated Financial Statements.

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

In connection with the preparation of this Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and the identification of certain material weaknesses in internal control over financial reporting, such as a lack of segregation of duties, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012. We are in the process of evaluating and remedying the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with US GAAP.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls. Our Board of directors and management is working on our internal control deficiencies and material weaknesses by recruiting staff and finance department personnel with expertise on accounting and internal controls, and are working on improving our corporate governance.

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

Dated: November 14, 2012

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

